Form 10-Q
period 1995-02-28
GRIST MILL CO
filed 1995-04-13
CIK 44041

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 1995

                         Commission file number 0-13852

                                 GRIST MILL CO.

          Delaware                                           41-0974681
  (State of incorporation)                               (IRS Employer ID No.)


   21340 Hayes Avenue, Lakeville, MN                         55044-0430
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (612) 469-4981

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_    No ___

As of February 28, 1995 the Company had 6,584,404 shares of common stock outstanding.


                                 GRIST MILL CO.

          REPORT ON FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 1995

                                     INDEX

I. FINANCIAL INFOMRATION

     Item 1.   Financial Statement (Unaudited)                           Page
               Consolidated Statements of Financial Position               3
               Consolidated Statements of Earnings                         4
               Consolidated Statements of Cash Flows                       5
               Consolidated Notes to Financial Statements                  6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                   7

II. OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                            9
               Signatures                                                 10
               Index of Exhibits                                          11
               Exhibits                                                   12


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         GRIST MILL CO. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                            February 28,   May 31,
                                               1995         1994
                                                 (Unaudited)
Assets

Current assets:
      Cash and cash equivalents              $  1,730    $  3,310
      Short-term investments                    3,993       9,299
      Accounts receivable, less allowances      8,174       4,804
      Inventories                               6,751       5,204
      Other                                       702         506
                                               21,350      23,123
Property and equipment:

      Land and building                        11,154      10,770
      Machinery and equipment                  34,338      29,455
                                               45,492      40,225
Less accumulated depreciation                 (21,484)    (18,550)
                                               24,008      21,675
Deferred charges, less accumulated
      amortization                                954         802
                                             $ 46,312    $ 45,600

Liabilities and Shareholders' Equity

Current Liabilities:

      Drafts payable                         $  1,613    $    807
      Accounts payable                          3,638       2,219
      Accrued compensation and commissions      1,405         972
      Accrued marketing expenses                  837         849
      Other accrued expenses                    1,617       1,664
      Current maturities of long-term debt      1,672       1,678
                                               10,782       8,189

Long-term debt                                  3,972       6,355

Deferred income taxes                           1,741       1,675

Shareholders' equity:

      Common stock                                658         705
      Additional paid-in capital                8,681      11,405
      Retained earnings                        20,478      17,271
                                               29,817      29,381
                                             $ 46,312    $ 45,600

See notes to financial statements



                         GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
              (Unaudited, in thousands, except per share amounts)

                                                     Three Months Ended     Nine Months Ended
                                                        February 28,             February 28,
                                                     1995         1994        1995        1994

Net sales                                          $ 21,112    $ 14,035    $ 56,253    $ 41,411

Cost of products sold                                15,772      10,400      40,412      29,613

     Gross profit                                     5,340       3,635      15,841      11,798

Selling and delivery expenses                         2,149       2,384       7,175       7,341

General, administrative and product
     development expenses                             1,028         821       3,333       2,624

     Operating profit                                 2,163         430       5,333       1,833

Interest expense                                        143         226         510         760

Interest income                                         (40)        (62)       (172)       (254)

     Earnings before income taxes                     2,060         266       4,995       1,327

Income tax expense                                      746          96       1,788         477

     Net earnings                                  $  1,314    $    170    $  3,207    $    850

Earnings per common and common equivalent share:

     Primary and fully diluted                     $    .19    $    .02    $    .47    $    .11


See notes to financial statements


                         GRIST MILL CO. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                Nine Months Ended
                                                                  February 28
                                                                1995        1994
Cash Flows From Operating Activities:
        Net earnings                                          $ 3,206    $   850
        Non-cash items included in earnings:
           Deprecition and amortization                         3,262      2,928
           Deferred  income taxes                                  66        (92)

               Changes in operating assets and liabilities:

                  Accounts receivable                          (3,370)     1,382
                  Inventories                                  (1,547)     1,765
                  Other assets                                   (676)      (441)
                  Accounts payable and other
                   accrued expenses                             1,793       (152)
                     Net Cash Provided By Operating
                       Activities                               2,734      6,240

           Cash Flows From Financing Activities:
           Proceeds from:
               Drafts payable                                     806        204
               Exercise of stock options, net                      50        114
           Payments for:
               Long-term debt obligations                      (2,389)      (897)
               Purchase and retirement of treasury stock       (2,820)
               Net Cash Used in Financing Activities           (4,353)      (579)

           Cash Flows From Investing Activities:
           Proceeds from:
               Short term investments, net                      5,306
           Payments for:
               Short-term investments, net                                (3,913)
               Property and equipment                          (5,267)    (2,061)

               Net Cash Provided by (Used In)
                Investing Activities                                39     (5,974)

           Decrease in Cash and Cash Equivalents               (1,580)      (313)
           Cash and equivalents at Beginning of Period          3,310      6,505
           Cash and equivalents at End of Period                1,730    $ 6,192

           See notes to financial statements


                         GRIST MILL CO. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


           A. Condensed Consolidated Financial Statements

           The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS

           Net sales for the third quarter of fiscal 1995 were $21.1 million, an increase of 50% compared to sales of $14.0 million for the same quarter a year ago. Net earnings for the quarter were $1.3 million, or $.19 per share versus $170,000, or $.02 per share a year ago. Sales for the first nine months of the year are up 36% to $56.3 million, compared to $40.4 million for the nine month period a year ago. Earnings for the same time period increased from $850,000 in fiscal 1994 to $3.2 million in fiscal 1995.

           The Company experienced growth in sales of each of its core grocery product categories. Sales of ready to eat cereals grew as the Company continued to add new customers and expand distribution. The Company now has a total of 14 ready to eat cereal product offerings, of which seven have been introduced during the last six months. The Company's new fruit-filled cereal bar products have been widely accepted by the Company's store brand customers. A number of additional customers are in the packaging development stage and are expected to begin placing orders in the near future. Chewy granola bar sales have been strong, reflecting new distribution and increased consumer interest in wholesome snack bar products.

           Sales of products manufactured for the Company's largest contract customer have increased significantly during the year. While management expects sales to this customer to continue into the future, volume from contract manufacturing is difficult to predict, and there are no contractual agreements which guarantee that the current sales levels will continue in the future.

           The gross profit margin was 28.2% for the nine months ended February 28, 1995 compared to 28.5% for the same nine months of the previous year. The gross margin in the current quarter was 25.5% reflecting a sales mix more heavily weighted with contract manufacturing products. While contract manufacturing products have a lower gross profit margin than grocery products, the additional volume more fully utilizes the Company's manufacturing facilities. Year to date net profit margin is 5.5% versus 2.1% for the same period a year ago.

           Selling and delivery expenses totaled $7.2 million, or 12.8% of net sales for the first nine months of the year, compared to $7.3 million, or 17.7% for the same period a year ago. Selling expenses have decreased as a percentage of net sales because contract manufacturing does not have the marketing and transportation costs associated with it that the core grocery business requires.

           General, administrative and product development expenses were $3.3 million during the first nine months of the year versus $2.5 million for the first nine months of fiscal 1994. The Company's emphasis on developing new store brand items requires a higher level of expenditures in this area than was experienced last year. In addition, incentive compensation expense is higher due to increased levels of earnings for the year.

           Net interest expense for the quarter was $103,000 compared to $164,000 for the same quarter of the previous year. Year to date net interest expense is $338,000, or a decrease of 33% from the previous year's expense levels. Early retirement of debt in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, along with scheduled payments on the Company's unsecured senior notes resulted in lower average levels of debt for the year when compared to a year ago. Interest income is lower than in the previous periods because investments have been liquidated to make debt payments, purchase equipment and to repurchase Company stock.

           The effective tax rate for the year is 36%, which approximates the effective tax rate for the previous year.

           LIQUIDITY AND CAPITAL RESOURCES

           Working capital has decreased from $14.9 million to $10.6 million since May 31, 1994 and the current ratio has decreased from 2.8 to
           2.0. The decrease in these two liquidity ratios occurred as the result of the Company's stock repurchase program, early retirement of debt and equipment additions.

           Net cash provided by operations was $2.7 million for the first nine months of the year, compared to $6.2 million for the same period last year. The growth experienced in sales has resulted in greater working capital needs than in the previous years as accounts receivable and inventory balances have increased. These needs offset the increased cash flow from higher net earnings during the period.

           The Company used $4.4 million for financing activities during the first three quarters of fiscal 1995, compared to $579,000 for the nine months of the preceding year. In June, 1994, the Company completed a stock repurchase program by purchasing 473,500 shares of common stock at a cost of $2.8 million. Under this program, 672,500 shares representing nearly 10% of total shares outstanding were repurchased at a cost of $4.0 million. Additionally, cash was used for the early retirement of long term debt.

           Cash provided by investing activities was $39,000 compared to cash used in the prior year of $6.0 million. Cash needs during the first nine months of the year required the liquidation of short term investments. In the prior fiscal year, the Company made a net investment in short term instruments. Additionally, the Company spent $5.3 million on new production equipment related primarily to expand production capacity and capabilities on ready to eat cereal products.

           Besides remaining cash and investments, the Company has a line of credit for $4.0 million which was not being utilized at the end of the quarter.

                          PART II - OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

           Exhibit 11 - Computation of Earnings Per Share

           (b) Reports on Form 8-K

           Exhibit 27 - Financial Data Schedule - for SEC use only

           No reports on Form 8-K were filed during the quarter ended February 28, 1995.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  GRIST MILL CO.
                                                                      Registrant

           Date:   April 13, 1995                      By:
                                                          /s/ Daniel J. Kinsella
                                                              Daniel J. Kinsella
                                                              Vice President and
                                                         Chief Financial Officer



                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED FEBRUARY 28, 1995



           Exhibit 11  -  Computation of Earnings Per Share

                                                               Filed herewith.