Form 10-Q/A
period 1995-02-28
GRIST MILL CO
filed 1995-04-13
CIK 44041

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

                          PART II - OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

           Exhibit 11 - Computation of Earnings Per Share

           Exhibit 27 - Financial Data Schedule - for SEC use only

           (b) Reports on Form 8-K

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

           Exhibit 27 - Financial Data Schedule - for SEC use only

                                                               Filed herewith.