Form 10-K
period 1995-06-30
GRIST MILL CO
filed 1995-08-29
CIK 44041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1995
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 0-13852


                                 GRIST MILL CO.
               (Exact name of registrant as specified in charter)

                  Delaware                            41-0974681
         (State of Incorporation)         (IRS Employer Identification No.)

         21340 HAYES AVENUE, LAKEVILLE, MINNESOTA            55044-0430
         (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (612) 469-4981

        Securities registered pursuant to section 12(b) of the Act: None

              Securities registered pursuant to 12(g) of the Act:

                              TITLE OF EACH CLASS

                     Common Stock par value $.10 per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


As of July 31, 1995, 6,668,003 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price of such stock as reported by the Nasdaq National Market) of Grist Mill Co. held by non-affiliates was approximately $59,555,000.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1995 are incorporated by reference in Parts II and IV.

Portions of the Proxy Statement of Registrant for its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.


                                     PART I


ITEM I.  BUSINESS


(a)  General Development of Business.

Grist Mill Co. ("Grist Mill" or the "Company") manufactures and markets private label, or store brand grocery products, as well as branded grocery products. Most of the Company's products are targeted toward consumers who demand "value pricing", the combination of high quality with low prices. In the store brand market, the Company produces value-priced products for sales under customers' store names. The Company's customers include virtually all of the major U.S. grocery retailers and wholesalers.

The Company was incorporated in 1971 as a Delaware corporation at which time it acquired two subsidiaries (i) Grist Mill, Inc., which had its origins as a sole proprietorship formed around 1917 and was one of the oldest manufacturers of natural food in the country; and (ii) Enright Natural Food Co., which had its origins as a sole proprietorship in the specialty health food business. Following incorporation, the Company's primary emphasis was as a manufacturer of store branded granola cereals. The Company's product line broadened in the 1980's to include graham pie crusts, granola bars, and fruit snacks. In 1993 the Company completed a manufacturing facility for the production of flaked ready-to-eat cereals and has since broadened its ready-to-eat product line to include a wide variety of ready-to-eat cereal products. In 1994 fruit filled cereal bars were added to the Company's product offerings. Additionally, the Company has developed a significant contract manufacturing business.

In January 1990, the Company acquired Grist Mill Confections, a Danville, Illinois-based supplier of the Company's fruit snacks.

The Company's executive offices are located at 21340 Hayes Avenue, P.O. Box 430, Lakeville, Minnesota 55044-0430. The corporate office telephone number is (612) 469-4981.

(b)  Financial Information about Industry Segments

The Company operates primarily in one business segment - the development, production, and marketing of various food products. The same production and distribution personnel and facilities, and the same support services are employed in the production of all products.

(c)  Narrative Description of Business

Many consumers are cost-conscious in their grocery purchasing decisions, yet still demand high quality in the food products they purchase. In response to such demand, many food retailers, particularly grocery retailers, choose to afford to their customers value-priced products as alternatives to higher priced brand name products. Value-priced food products offer considerable price savings to the consumer while providing comparable taste, texture and quality to higher priced products, which are generally sold under a manufacturer's brand name and are supported by advertising media. Many grocery retailers provide products under their store names as the value-priced alternative. Grocery retailers can purchase and sell store brand products at lower prices because such products are not generally supported by widespread media advertising, as are their branded counterparts. In 1994 unit market share for store brands in U.S. grocery stores was 19.4%.

The Company's primary strategy is to identify market opportunities where high-visibility brand name products are being sold successfully and to develop high quality products of comparable appearance, taste, and texture for sale at lower prices. By developing these value-priced products for existing high volume markets, the Company avoids many of the front-end risks of product development and the expenses associated with advertising and introducing products with unknown demand. The Company believes it has positioned itself to take advantage of the opportunities that the market for value-priced food products presents. For customers offering their own label, the Company makes its products available on a store brand basis. To the extent that grocery retailers do not offer a store brand, the Company has provided the Grist Mill brand to be sold as a value-priced alternative.

The Company believes that its strengths consist of superior overall product quality, close relationships with major grocery retailers, low manufacturing overhead, a strong national broker network, and an ability to react quickly to changing market conditions.

CUSTOMERS

The Company's customers include national and regional supermarket retailers and wholesalers, such as:


Acme Markets, Inc.
Albertson's, Inc.
Aldi's Nolte Co. LTD
Associated Wholesale
  Grocers
Atlantic and Pacific Tea
  Company
BI-LO, Inc.
Blair Distributors
Certified Grocers of
  California
Dominick's Finer Foods
Edward's Super Food
  Stores
Fleming Companies, Inc.
Food Lion, Inc.
Giant Food, Inc.
Grand Union Company
H.E. Butt Grocery Company
Jewel Food Store
Kroger Company
Lucky Stores, Inc.
Marsh Supermarkets, Inc.
Meijer, Inc.
Nash Finch
National Supermarkets
Preisco
Ralph's Grocery, Inc.
Roundy's, Inc.
Safeway Stores
Shaws Supermarkets
Spartan Stores, Inc.
Stop & Shop Companies
Super Valu Stores, Inc.
TOPCO Associates, Inc.
Von's Grocery Co.
Wakefern Food Corporation
Waldbaum, Inc.
Wegman's Food Markets, Inc.
Weis Markets, Inc.
Winn Dixie, Inc.

FRUIT SNACKS

The Company's most significant grocery product line in terms of sales and profits is fruit snacks. The Company estimates that the national store brand fruit snack market is approximately $440 million in annual retail revenues. Since 1985, the Company has marketed fruit snacks, first on a store brand basis and subsequently under the Grist Mill brand and other Company-owned brand names as value-priced alternatives to brand name products. Today the Company markets fruit snacks in several shapes including Dinosaurs, Sharks, Bears, Aladdin and Trolls.


READY-TO-EAT CEREALS

The Company markets a line of ready-to-eat cereals consisting of various flaked, extruded, and granola cereals. Grist Mill has been marketing granola cereal products for over twenty years. The Company developed its business in the granola cereal market by manufacturing and marketing granola cereals in two varieties, honey oat and honey oat with raisins.

In 1994 the Company completed installation of a new cereal production system and introduced a total of six new cereal items. The cereal business expanded further in 1995 with the installation of extrusion cereal processes. The Company introduced a variety of new cereals in fiscal 1995 as it became a full line supplier of ready-to-eat cereals for its store brand customers. Grist Mill's ready-to-eat cereal offerings now include 15 flaked and extruded products which are similar to major branded ready-to-eat cereal products. The Company also markets a line of unique premium cereals for sale to its store brand customers.

The overall U.S. ready-to-eat cereal category totals approximately $8.4 billion in annual grocery retail sales. Store brands currently comprise approximately 6% or $490 million of these sales. Grist Mill markets its cereal products primarily under store brands.

WHOLESOME SNACK BARS AND PIE CRUSTS

The Company markets wholesome snack bars, including several varieties of granola bars and fruit filled cereal bars.

The Company markets crunchy, chewy, and chocolate covered granola bars in a variety of flavors, primarily under store brand names. Grist Mill is currently the only significant supplier of granola bars to the store brand market.

Late in 1994 the Company made its initial shipments of Fruit & Grain bars, a line of fruit filled cereal bars marketed exclusively under store brand names.

Grist Mill entered the preformed graham cracker pie crust market as a store brand supplier in 1982 and, since then, the Company's sales of preformed graham cracker pie crusts have grown to equal over 80% of the store brand market for this product.

CONTRACT MANUFACTURING

The Company's reputation for being an efficient manufacturer of high quality food products has led to opportunities for Grist Mill to contract manufacture food products for other companies. During 1994, the Company established a contract manufacturing relationship with another major branded packaged foods company. Sales to this customer were 30% of consolidated sales for fiscal 1995.

While the Company believes its relationship with its contract manufacturing customers is good, there is no assurance that any of its contract customers will continue to use the Company as a supplier.


INDUSTRIAL PRODUCTS

Grist Mill specializes in adding value to grains by coating, flavoring, toasting, extruding, sizing and combining various grains to customer specifications. These products are marketed as value-added grains to other food companies for use as ingredients in finished goods sold under such companies' own brand names. Large manufacturers of food products purchase specialized ingredients from Grist Mill because the small volume and particular nature of such ingredients do not justify the risks and cost of in-house production.


NEW PRODUCT DEVELOPMENT

The Company's development efforts center on finding niche product opportunities that have proven consumer market appeal and are price sensitive. The Company also works with its store brand customers responding to their new product development needs. As these opportunities have arisen, the Company has acted quickly to develop a comparable product which it then markets against the higher priced competition. This strategy allows the Company to avoid many of the front-end risks of research and development and the expenses associated with advertising and introducing products with unknown demand.


SALES, MARKETING AND DISTRIBUTION

The Company markets its products to virtually all of the major U.S. grocery retailers and wholesalers. The Company believes that its ability to sell additional grocery products is enhanced by its reputation for quality, value-priced products and its commitment to store brand and value-priced product manufacturing and marketing.

The Company has developed for its grocery customers more than 300 labels, many of which it believes have gained significant recognition among consumers. Such labels are trademarks of the customers for which they were developed. The Company believes that its ability to develop unique and recognizable packaging of its products is a valuable service to its store brand customers.

The Company promotes its products primarily through in-store promotions with its customers, rather than through national advertising, and assists its customers in positioning the Company's store brand products to compete effectively with brand name alternatives.

The Company sells its products through food brokers with which it has developed strong relationships. The Company has a national sales force consisting of six grocery regional sales managers. This sales force handles the relationships with brokers. These brokers sell the Company's products to grocery store retailers and wholesalers. The Company also receives many inquiries from potential users of its contract manufacturing services and its value-added grain ingredients.


RAW MATERIALS

The Company purchases grains, fruit and fruit concentrates, sweeteners, chocolate, nutmeats and packaging materials from a variety of sources. Typically, the Company enters into three to twelve month fixed price contracts for these items. To the extent that purchases are made on the spot market, the Company's profitability can be affected by commodity price changes.


MANUFACTURING OPERATIONS AND FACILITIES

All Grist Mill products are manufactured in Company-owned and operated facilities located in Lakeville, Minnesota and Danville, Illinois. A diverse number of processing operations are conducted at the Lakeville facility, including: a line for baking cereal and grain-based products; recently installed lines for the cooking, flaking, extruding, and baking of ready-to-eat cereals; three lines for the manufacturing of bar-type products including granola bars and confection bars (two of these lines have the capability of chocolate enrobing, and one has caramel manufacturing capabilities); a line for producing pie crusts; and a number of packaging machinery lines with the capability for form, fill and seal operations, and cartoning, casing and shrink wrapping. The Company owns ten acres of land contiguous to the Lakeville facility which could be used for further expansion.

The Company's acquisition of Grist Mill Confections, Inc. (formerly Tempo Confections) in January 1990 enabled the Company to bring fruit snack manufacturing in-house, increasing the flexibility of such manufacturing. Prior to the acquisition, the Company's fruit snack products were being manufactured by third party suppliers. The Danville facility produces product using a starch molding process, and also has a production system for enrobing of confection centers with sugar or other materials. The facility's packaging equipment consists of machinery for form, fill and seal of its products in bulk.


COMPETITION

Producers of major brand name products (mostly companies much larger than the Company) compete for shelf space with producers of value-priced products such as the Company. The Company operates in a highly competitive and rapidly changing environment within which there are many manufacturers of food, snack, and confectionery products. A large portion of the Company's revenues have been generated by the manufacture and sale of fruit snacks. General Mills, Inc., Farley Candy Company and Ferrerra Pan Candy Company are the Company's primary competitors in the fruit snack area. In the ready-to-eat cereal market Kellogg Company and General Mills, Inc. are the overall market share leaders and Ralcorp Holdings, Inc. and Malt-O-Meal Company are the primary competitors in store brand ready-to-eat cereal products. Kellogg Company and The Quaker Oats Company are the leaders in the granola cereal markets. In the granola and fruit-filled cereal bar category Kellogg's, General Mills, Nabisco, Quaker Oats and M&M Mars each have a significant market presence. The Company's primary competitor in the pie crust market is Keebler Co. Other value-priced producers competing in the Company's product lines include McKee Baking, Sovex Natural Foods, Inc. and Brach & Brock Confections, Inc.

Contract manufacturing and grain-based ingredient sales are specialized services which the Company provides on an order-by-order basis. The Company is aware of other companies which have the production capabilities necessary to compete with the Company in these areas. However, the Company believes that its flexible production facility and production expertise will enable it to continue to attract major food producers for contract manufacturing and grain-based ingredient sales.

EMPLOYEES

As of May 31, 1995 the Company employed 550 permanent full-time employees and 100 full-time temporary employees, of which 110 were management, sales and administration and 540 were production. With the exception of its collective bargaining agreement covering approximately 50 production employees through the Bakery Workers Union Local No. 455, Danville, Illinois, the Company does not have collective bargaining agreements with its personnel. The Company and its subsidiary each believes that its employee relations are good.


ITEM 2.  PROPERTIES

The Company's headquarters, Lakeville production and warehousing facility, and administrative offices are located in an industrial park 20 miles south of Minneapolis in Lakeville, Minn. The production and distribution facility in Lakeville is 221,000 square feet. The administrative offices occupy 11,000 square feet. The Company also utilizes four third party regional distribution centers to store its inventory.

The Danville production facility and administrative offices are located in Danville, Ill., which is 130 miles south of Chicago, Ill. The plant has 120,000 square feet of production and administrative office space.

The Company also owns approximately 18 acres and 10 acres of vacant land contiguous to its Danville and Lakeville facilities, respectively. Additionally, the Company owns 22.5 acres of vacant land in Christian County, KY.

See Note D to the financial statements regarding property pledged as collateral against mortgages payable.

ITEM 3.  LEGAL PROCEEDINGS

The Kellogg Company ("Kellogg") has filed a complaint against the Company, Kellogg Company v. Grist Mill Company, No. 95-835-CZ, Circuit Court for Calhoun County, Michigan, alleging breach of contract and misappropriation of trade secrets. In its complaint, Kellogg alleges that Grist Mill violated a Nondisclosure Agreement signed by Grist Mill on June 1, 1991, under which Kellogg had provided certain information regarding a low fat granola cereal. Kellogg asserts that the Company used, disclosed and/or misappropriated all or part of this information in the manufacture of the Company's own low fat granola cereal. Kellogg seeks the recovery of actual and punitive damages of unstated amounts, as well as a permanent injunction enjoining Grist Mill from using, disclosing or misappropriating the allegedly confidential information it received from Kellogg.

Grist Mill denies that it breached the Nondisclosure Agreement or otherwise misappropriated any information and believes that the lawsuit is without merit. The Company intends to vigorously defend the lawsuit which is in the early stages of litigation. In addition, Grist Mill's low fat granola cereal currently represents less than five percent (5%) of the Company's revenues. Therefore, the Company does not reasonably expect that an injunction, if one were to be entered, would have a material adverse impact on the Company's revenue or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended May 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Principal Occupation and Business
Name                    Age         Experience for Past Five Years

Ronald K. Zuckerman      53         Chairman of the Board since 1975; Chief
                                    Executive Officer from 1975 to 1993; Chief
                                    Financial Officer 1975 to 1992.

Glen S. Bolander         49         President and Chief Executive Officer since
                                    1993; President and Chief Operating Officer from 1988 to 1993; President 1987 to 1988;
                                    Executive Vice President 1985 to 1987; Vice
                                    President-Sales and Marketing 1982 to 1985.

Harry E. Stephens III    45         Executive Vice President and Chief Operating
                                    Officer since 1994. Partner in the Northern
                                    Group 1991 to 1994; President and Senior
                                    Vice President, Dole Packaged Food Co. and
                                    Corporate Vice President of Strategy and
                                    Business Development, Dole Food Inc., 1986 to 1991.

Michael J. Cannon        38         Vice President-Sales since 1994; Vice
                                    President- Core Products Group from 1993 to
                                    1994; Vice President-Grocery 1988 to 1993;
                                    Director of Marketing 1988; Marketing
                                    Manager April 1987 to 1988. Marketing and
                                    New Product Manager, The Pillsbury Company
                                    1982 to 1987.

Daniel J. Kinsella       37         Vice President, Chief Financial Officer and
                                    Treasurer since 1992; Director of Finance and Treasurer 1990 to 1992; Corporate
                                    Controller 1989 to 1990. Director of
                                    Financial Reporting, Inter-Regional
                                    Financial Group, Inc. 1985 to 1989.

Thomas J. Tatoian        53         Vice President-Manufacturing since 1990;
                                    Plant Manager 1990. Employee Relations
                                    Manager, Peter Paul Hershey 1989 to 1990;
                                    Manager Organizational Analysis/Industrial
                                    Engineering, Cadbury Schwepps 1987 to 1989.


All officers hold office for one year or until their successors are designated.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The information required in Item 5 is contained on page 24 of the Company's annual report to shareholders for the year ended May 31, 1995 and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

The information required in Item 6 is contained on page 12 of the Company's annual report to shareholders for the year ended May 31, 1995 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in Item 7 is contained on pages 13 and 14 of the Company's annual report to shareholders for the year ended May 31, 1995 and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in Item 8 is contained on pages 15 through 24 of the Company's annual report to shareholders for the year ended May 31, 1995 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in Item 10 is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required in Item 11 is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in Item 12 is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in Item 13 is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:
                                                                            Page
         1.       Financial statements:
                  Reference is made to the table of contents to financial
                  statements and schedules hereinafter contained            16

         2.       Financial schedules:
                  Reference is made to the table of contents to financial statements and schedules hereinafter contained for all
                  other financial statement schedules                        16





         3.       Exhibits:

Item No.                     Item                                             Method of Filing

3(a)              Certificates of Incorporation of Grist Mill          Incorporated by reference to Exhibit
                  Co., as amended.                                     3(a) to Grist Mill Co.'s annual report
                                                                       on Form 10-K for the year ended
                                                                       May 31, 1989.

3(b)              By-laws of Grist Mill Co., as amended.               Incorporated by reference to Exhibit
                                                                       3(b) to Grist Mill Co.'s annual report
                                                                       on Form 10-K for the year ended
                                                                       May 31, 1989.

4(a)              $4,000,000 Revolving Credit Agreement                Filed herewith.
                  dated October 29, 1994.

4(b)              $7,000,000 unsecured senior notes                    Incorporated by reference to the
                  payable agreement.                                   Company's current report on Form 8-K dated
                                                                       October 23, 1989.

4(c)              $4,400,000 Real Estate Mortgage and                  Incorporated by reference to Exhibit
                  Promissory Note dated August 27, 1991.               4(b) to Grist Mill Co.'s Form 10-Q for the Quarter
                                                                       ended November 30, 1991.


4(d)              Amendment to $4,400,000 Real Estate                  Incorporated by reference to Exhibit
                  Mortgage.                                            4(d) to Grist Mill Co.'s annual report on Form 10-K
                                                                       for the year ended May 31, 1994.


10(a)             Grist Mill Co. 1984 Incentive Stock Option           Incorporated by reference to Exhibit
                  Plan.                                                28 to Grist Mill Co.'s Form 10
                                                                       Registration Statement No. 0-13852
                                                                       made effective November 5, 1985.

10(b)             Grist Mill Co. 1986 Non-Qualified Stock              Incorporated by reference to Grist
                  Option Plan as amended July 20, 1993,                Mill Co.'s Proxy Statement for the
                  to increase number of options that                   year ended May 31, 1993.
                  may be granted under the plan to
                  1,700,000.

10(c)             Grist Mill Co. Stock Appreciation Rights             Incorporated by reference to
                  Plan.                                                Exhibit A to Grist Mill Co.'s Proxy
                                                                       Statement for the year ended May 31, 1989.

10(d)             Employment Agreement with Glen S.                    Incorporated by reference to
                  Bolander.                                            Exhibit 10(d) to Grist Mill Co.'s annual
                                                                       report on Form 10-K for the year
                                                                       ended May 31, 1994.

10(e)             Amendment No. 1 to Employment                        Incorporated by reference to
                  Agreement with Glen S. Bolander.                     Exhibit 10(e) to Grist Mill Co.'s annual report
                                                                       on Form 10-K for the year ended May 31, 1994.


10(f)             Split Dollar Insurance Agreement:                    Incorporated by reference to
                  Glen S. Bolander Beneficiary.                        Exhibit  10(f) to Grist
                                                                       Mill Co.'s annual report on Form 10-K for the
                                                                       year ended May 31, 1994.

10(g)             Employment Agreement with                            Incorporated by reference to
                  Ronald K. Zuckerman.                                 Exhibit 10(g) to Grist Mill Co.'s
                                                                       annual report on Form 10-K for the
                                                                       year ended May 31, 1994.

10(h)             Employment Agreement with                            Filed herewith.
                  Harry E. Stephens III.

11                Computation of earnings per share.                   Filed herewith.

13                Annual Report to Shareholders.                       Those portions of Annual Report to Shareholders
                                                                       expressly incorporated by reference herein, which
                                                                       shall be deemed filed with the Commission.

22                Subsidiaries of the Registrant.                      Filed herewith.

23                Consent of Independent Auditors.                     Filed herewith.

27                Financial Data Schedule                              Filed herewith.



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter ended May 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 25, 1995                              GRIST MILL CO.


                                                     /S/ GLEN S. BOLANDER
                                                     Glen S. Bolander
                                                     President, Chief Executive
                                                     Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                            Dated


/s/ Ronald K. Zuckerman                     Chairman of the Board                            August 25, 1995
Ronald K. Zuckerman                         and a Director


/s/ Glen S. Bolander                        President, Chief Executive                       August 25, 1995
Glen S. Bolander                            Officer and a Director (Principal
                                            Executive Officer)


/s/ Harry E. Stephens III                   Executive Vice President, Chief                  August 25, 1995
Harry E. Stephens III                       Operating Officer and a Director


/s/ Daniel J. Kinsella                      Vice President, Chief Financial                  August 25, 1995
Daniel J. Kinsella                          Officer, Secretary and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)


/s/ Charles H. Perlman                      Director                                         August 25, 1995
Charles H. Perlman


/s/ Roger L. Weston                         Director                                         August 25, 1995
Roger L. Weston



GRIST MILL CO.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEARS ENDED MAY 31, 1995, 1994 AND 1993.

                               TABLE OF CONTENTS
                                                                            Page

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . .(A)

Consolidated Statements of Earnings . . . . . . . . . . . . . . . . . . . . .(A)

Consolidated Statements of Financial Position . . . . . . . . . . . . . . . .(A)

Consolidated Statements of Changes in Shareholders' Equity . . . . . . . . . (A)

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .(A)

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .(A)

Schedule II - Valuation and Qualifying Accounts and Reserves . . . . . . . .  17

Exhibit 11 - Computations of Earnings Per Share . . . . . . . . . . . . . . . 18

Exhibit 22 - Grist Mill Co. List of Subsidiaries. . . . . . . . . . . . . . . 19


(A) Item is contained in the Company's annual report to shareholders for the year ended May 31, 1995 and is incorporated herein by reference.

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.