Form 10-Q
period 1995-08-31
GRIST MILL CO
filed 1995-10-13
CIK 44041

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


            |_X_|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            |___|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 1995


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

                                    Yes _X_  No __

    As of September 30, 1995 the Company had 6,697,200 shares of common stock outstanding.


                                 GRIST MILL CO.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31,1995

                                     INDEX

I.   FINANCIAL INFORMATION:

Item 1.     Financial Statement (Unaudited)                       Page

            Consolidated Statements of Financial Position ........  3

            Consolidated Statements of Earnings...................  4

            Consolidated Statements of Cash Flows.................  5

            Consolidated Notes to Financial Statements............  6

Item 2.     Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations.............................  7

II.  OTHER INFORMATION:

Item 6.     Exhibits and Reports on Form 8-K......................  9

            Signatures............................................ 10

            Index of Exhibits..................................... 11

            Exhibits.............................................. 12



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         GRIST MILL CO. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                            August 31,    May 31,
                                               1995        1995
Assets                                     (Unaudited)

Current assets:
      Cash and cash equivalents ..........   $  2,098    $  3,271
      Short-term investments .............      3,041       3,539
      Accounts receivable, less allowances      8,317       6,045
      Inventories ........................      7,398       6,877
      Prepaids and Other .................        608         458
                                               21,462      20,190
Property and equipment:
      Land and building ..................     11,220      11,145
      Machinery and equipment ............     38,773      36,245
                                               49,993      47,390
      Less accumulated depreciation ......    (23,383)    (22,371)
                                               26,610      25,019
Deferred charges, less accumulated
      amortization .......................      1,141       1,050
                                             $ 49,213    $ 46,259

Liabilities and Shareholders' Equity

Current Liabilities:
      Drafts payable .....................   $    641    $    984
      Accounts payable ...................      5,249       3,701
      Accrued compensation and commissions      1,412       1,863
      Accrued marketing expenses .........      1,019         796
      Other accrued expenses .............      1,828       1,144
      Current maturities of long-term debt      1,665       1,708
                                               11,814      10,196

Long-term debt ...........................      3,147       3,171

Deferred income taxes ....................      1,358       1,370

Shareholders' equity:
      Common stock .......................        670         666
      Additional paid-in capital .........      9,182       9,022
      Retained earnings ..................     23,042      21,834
                                               32,894      31,522
                                             $ 49,213    $ 46,259

See notes to financial statements



                         GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
              (Unaudited, in thousands, except per share amounts)

                                                      Three Months Ended
                                                          August 31
                                                      1995        1994

Net sales ......................................   $ 23,031    $ 17,547

Cost of products sold ..........................     17,059      12,034

   Gross profit ................................      5,972       5,513

Selling and delivery expenses ..................      2,826       2,508

General, administrative and product
  development ..................................      1,199       1,127

   Operating profit ............................      1,947       1,878

Interest expense ...............................        119         209

Interest income ................................        (60)        (68)

   Earnings before income taxes ................      1,888       1,737

Income tax expense .............................        680         619

   Net earnings ................................   $  1,208    $  1,118

Earnings per common and common equivalent share:

   Primary and fully diluted ...................   $    .17    $    .16


                         GRIST MILL CO. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                         Three Months Ended
                                                              August 31
                                                           1995       1994

Cash Flows From Operating Activities:
        Net earnings .................................   $ 1,208    $ 1,118
        Non-cash items included in earnings:
           Depreciation and amortization .............     1,143      1,095
           Deferred taxes ............................       (12)       (24)
        Changes in operating assets and liabilities:
           Accounts receivable .......................    (2,272)    (1,538)
           Inventories ...............................      (521)    (2,273)
           Other assets ..............................      (372)      (353)
           Accounts payable and other accrued expenses     2,004      2,345
        Net Cash Provided By Operating
           Activities ................................     1,178        370

Cash Flows From Investing Activities:
        Proceeds from short term investments, net ....       498      4,295
        Payments for:
           Property and equipment ....................    (2,603)    (1,524)
        Net Cash Provided by (Used In)
           Investing Activities ......................    (2,105)     2,771


Cash Flows From Financing Activities:
        Proceeds from:
           Drafts payable ............................                   47
           Exercise of stock options .................       164
        Payments for:
           Drafts payable ............................      (343)
           Long-term debt obligations ................       (67)    (1,562)
           Purchase and retirement of treasury stock .               (2,815)
        Cash Used In Financing Activities ............      (246)    (4,330)

Decrease in Cash and Cash Equivalents ................    (1,173)    (1,189)
Cash and Cash Equivalents at Beginning
  of Period ..........................................     3,271      3,310
Cash and Cash Equivalents at End of Period ...........   $ 2,098    $ 2,121


See notes to financial statements




                         GRIST MILL CO. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.      Condensed Consolidated Financial Statements

        The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company achieved record sales levels in the first quarter of fiscal 1996. First quarter sales were $23.0 million compared to $17.5 million in the first quarter of 1995. This represents an increase of 31% from year to year. Earnings for the first quarter were $1.2 million, or $.17 per share, compared to $1.1 million, or $.16 per share.

Growth in the Company's grocery business was generated by the ready-to-eat cereal and wholesome snack bar product groups. Over the past year, the Company has added several new ready-to-eat cereal customers. The number of product offerings has also increased over the last year, allowing existing customers to purchase more of their store brand ready-to-eat cereal offerings from the Company. Additionally, the Company's low fat granola product has gained a broader customer acceptance over the last year. In the wholesome snack bar category, the Company has built a broad customer base for its fruit-filled cereal bar that was introduced in the first quarter of the previous fiscal year.

Contract manufacturing sales for the quarter were up substantially from a year ago. In the first quarter of the previous year, the Company was in the early phase of manufacturing a product for another large food company. Sales in the first quarter of this year were higher than sales of a year ago, but were at levels similar to recent quarters. There are no guaranteed minimum production requirements associated with manufacturing for this customer, however the Company expects that it will have significant sales to this customer in the coming quarters.

The gross profit margin for the quarter was 25.9% compared to the first quarter of last fiscal year, when the gross profit margin was 31.4%. Sales during the first quarter of the year were more heavily weighted toward contract manufacturing products, which have lower gross profit margins associated with them than grocery products. Additionally, new ready-to-eat cereal items and equipment were in various stages of product start up, leading to higher production costs.

Selling and delivery expenses were $2.8 million, or 12.3% of sales, in the first quarter of the fiscal year, compared to $2.5 million, or 14.3% of sales, in the same quarter of last year. This is attributable to contract manufactured products which have low delivery costs associated with them.

General, administrative, and product development expenses were $1.2 million, or 5.2% of sales, during the current quarter compared to $1.1 million, or 6.4% of sales, for the same quarter of the previous year. Lower levels of new product development expenses were offset by increased litigation costs.

Net interest expense for the current quarter was $59,000 compared to $141,000 for the first quarter of fiscal 1995. The Company prepaid a portion of its long-term debt in the first quarter of last fiscal year. The early debt repayment, coupled with scheduled debt repayments, have resulted in lower interest expense. Interest income has remained flat in comparison with last year, as rising interest rates have offset the effect of lower levels of invested cash.

The effective tax rate for the quarter was 36%, which remains constant with the effective rate for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $10.0 million at May 31, 1995 to $9.6 million at the end of the first quarter of fiscal 1996, and the current ratio declined from
2.0 to 1.8 during the same time. The changes in these ratios reflect the Company's investment in expanding and upgrading production capabilities.

Net cash provided by operating activities for the quarter ended August 1995 was $1.2 million, versus $370,000 for the first quarter of last fiscal year.

Net cash used in investing activities was $2.1 million, compared to cash provided by investing activities totaling $2.8 million during the first quarter of fiscal 1995. In the first quarter of 1995, short term investments of $4.3 million were liquidated to meet the Company's cash needs, resulting in a positive cash flow from investing activities. During the current quarter, the Company met most of its cash needs from operating cash flows. Capital equipment acquisitions during the current quarter totaled $2.6 million, including equipment to expand ready-to-eat cereal production and the upgrading and expansion of a snack bar line.

Cash used in financing activities during the first quarter was $246,000, compared to cash used in the previous year of $4.3 million. In the first quarter of the previous fiscal year, the Company made a prepayment on long-term debt and completed a capital stock acquisition program.

Besides cash and investments, the Company has a line of credit for $4.0 million which was not being utilized at the end of the quarter.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           Exhibit 11 - Computation of Earnings Per Share

           Exhibit 27 - Financial Data Schedule for SEC use

           (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended August 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Grist Mill Co.
                                                 Registrant

Date:   October 13, 1995                   By:/s/Daniel J.Kinsella
                                                 Daniel J.Kinsella
                                                 Vice President and
                                                 Chief Financial Officer


                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED AUGUST 31, 1995



Exhibit 11  -  Computation of Earnings Per Share

               Filed herewith.