Form 10-Q
period 1995-11-30
GRIST MILL CO
filed 1996-01-12
CIK 44041

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1995

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

                                 Yes _X_  No ___

As of December 31, 1995 the Company had 6,701,424 shares of common stock outstanding.




                                 GRIST MILL CO.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30,1995

                                      INDEX

I.   FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                           PAGE

                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION .......  3

                   CONSOLIDATED STATEMENTS OF EARNINGS..................  4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS................  5

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS...........  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS............................  7

II.  OTHER INFORMATION:

     ITEM 1. LEGAL PROCEEDINGS..........................................  9

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................  9

                   SIGNATURES........................................... 10

                   INDEX OF EXHIBITS.................................... 11

                   EXHIBITS............................................. 12




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                             NOVEMBER 30,     MAY 31,
                                                 1995          1995
                                              (UNAUDITED)
ASSETS

CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                $  1,396      $  3,271
      SHORT-TERM INVESTMENTS                        500         3,539
      ACCOUNTS RECEIVABLE, LESS ALLOWANCES        6,428         6,045
      INVENTORIES                                10,114         6,877
      OTHER                                         535           458

                                                 18,973        20,190

PROPERTY AND EQUIPMENT:
      LAND AND BUILDING                          11,220        11,145
      MACHINERY AND EQUIPMENT                    40,072        36,245

                                                 51,292        47,390
LESS ACCUMULATED DEPRECIATION                   (24,463)      (22,371)

                                                 26,829        25,019

DEFERRED CHARGES, LESS ACCUMULATED
      AMORTIZATION                                1,364         1,050

                                               $ 47,166      $ 46,259


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      DRAFTS PAYABLE                           $  1,640      $    984
      ACCOUNTS PAYABLE                            3,019         3,701
      ACCRUED COMPENSATION AND COMMISSIONS        1,542         1,863
      ACCRUED MARKETING EXPENSES                  1,261           796
      OTHER ACCRUED EXPENSES                        702         1,144
      CURRENT MATURITIES OF LONG-TERM DEBT        1,620         1,708

                                                  9,784        10,196


LONG-TERM DEBT                                    2,422         3,171

DEFERRED INCOME TAXES                             1,290         1,370

SHAREHOLDERS' EQUITY:
      COMMON STOCK                                  670           666
      ADDITIONAL PAID-IN CAPITAL                  9,211         9,022
      RETAINED EARNINGS                          23,789        21,834

                                                 33,670        31,522

                                               $ 47,166      $ 46,259


SEE NOTES TO FINANCIAL STATEMENTS



                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                               NOVEMBER 30,               NOVEMBER 30,
                                           1995          1994          1995          1994

NET SALES                               $ 21,539      $ 17,594      $ 44,570      $ 35,141

COST OF PRODUCTS SOLD                     15,963        12,606        33,022        24,640


     GROSS PROFIT                          5,576         4,988        11,548        10,501

SELLING AND DELIVERY EXPENSES              3,240         2,518         6,066         5,026

GENERAL, ADMINISTRATIVE AND PRODUCT
DEVELOPMENT EXPENSES                       1,092         1,178         2,291         2,305


     OPERATING PROFIT                      1,244         1,292         3,191         3,170

INTEREST EXPENSE                             102           158           221           367
INTEREST INCOME                              (25)          (64)          (85)         (132)

     EARNINGS BEFORE INCOME TAXES          1,167         1,198         3,055         2,935
INCOME TAX EXPENSE                           420           423         1,100         1,042

     NET EARNINGS                       $    747      $    775      $  1,955      $  1,893


EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:
     PRIMARY AND FULLY DILUTED          $    .11      $    .11      $    .28      $    .27



SEE NOTES TO FINANCIAL STATEMENTS



                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                              NOVEMBER 30
                                                           1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
        NET EARNINGS                                     $ 1,955      $ 1,893
        NON-CASH ITEMS INCLUDED IN EARNINGS:
           DEPRECIATION AND AMORTIZATION                   2,367        2,202
           DEFERRED TAXES                                    (80)          (2)
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
           ACCOUNTS RECEIVABLE                              (383)        (623)
           INVENTORIES                                    (3,237)      (2,494)
           OTHER ASSETS                                      (77)      (1,091)
           ACCOUNTS PAYABLE AND OTHER
               ACCRUED EXPENSES                             (980)       1,890

                  NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                      (435)       1,775


CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM:
        SHORT TERM INVESTMENTS, NET                        3,039        4,294
PAYMENTS FOR:
        PROPERTY AND EQUIPMENT                            (3,902)      (2,710)
        PACKAGE DESIGN                                      (589)        (434)

           NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                           (1,452)       1,150


CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM:
        DRAFTS PAYABLE                                       656
        EXERCISE OF STOCK OPTIONS, INCLUDING
          RELATED TAX BENEFITS                               193           25
PAYMENTS FOR:
        DRAFTS PAYABLE                                      (142)
LONG-TERM DEBT OBLIGATIONS                                  (837)      (2,324)
        PURCHASE AND RETIREMENT OF TREASURY STOCK                      (2,820)

       NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                              12       (5,261)



DECREASE IN CASH AND CASH EQUIVALENTS                     (1,875)      (2,336)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           3,271        3,310

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 1,396      $   974


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




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1996 were $21.5 million, or an increase of 22% over 1995 second quarter sales of $17.6 million. For the six months ended November 30, 1995 the Company had sales of $44.6 million, compared to $35.1 million for the same period a year ago.

Earnings for the quarter were $747,000, or $.11 per share compared to net earnings of $775,000, or $.11 per share in the comparable quarter a year ago. For the six month period ended November 30, 1995, the Company earned $2.0 million or $.28 per share compared to net earnings of $1.9 million or $.27 per share during the same period a year ago.

Sales of core grocery products were up 25% for the quarter over the same quarter a year ago. This growth was generated by the Company's ready-to-eat cereal and wholesome snack bar products. Year to date ready-to-eat cereal sales have increased 68% over the prior year. Over the past year, the Company has added several new ready-to-eat cereal customers. The number of product offerings has also increased over the last year, allowing existing customers to purchase more of their store brand ready-to-eat cereal offerings from the Company. In the wholesome snack bar category, the Company has built a broad customer base for its fruit-filled cereal bar that was introduced early in the previous fiscal year.

Contract manufacturing sales were also higher for the quarter and first six months of the current year than they were for the same periods a year ago. However, sales in the current quarter were lower than in recent quarters because of reduced demand from the Company's largest contract customer. There are no guaranteed minimum production requirements associated with manufacturing for this customer. The Company does expect, however, that it will have significant sales to this customer in the coming quarters.

The gross profit margin for the first six months of the year was 26%, versus 30% during the same period a year ago. The decline is partially attributable to start up costs related to the Company's new ready-to-eat cereal products. While improvement in the operating efficiencies for ready-to-eat cereal products is expected, the Company expects that the improvement will occur gradually over future quarters. Another factor contributing to the decline in the Company's gross profit margin was lower pricing for the Company's contract manufacturing products. Additionally, a higher proportion of Company sales were generated by contract manufacturing, which historically has lower gross profit margins.

Selling and delivery expenses for the first six months of the year totaled $6.1 million, or 13.6% of net sales, compared to $5.0 million, or 14.3% of net sales during the first six months of last year. This is primarily due to higher contract manufacturing sales which do not have significant selling and delivery expenses associated with them.

General, administrative, and product development costs were $2.3 million, or 5.1% of net sales for the first six months of the year, compared to $2.3 million, or 6.6% of net sales for the same period of last year. Resources directed at new product development have declined from a year ago as the emphasis has shifted to increasing production efficiencies on new products. Offsetting this decline was an increase in litigation costs related to a lawsuit, which was settled during the current quarter. (See Part II, Other Information, Item 1. Legal Proceedings).

Year to date net interest expense totaled $136,000 compared to $253,000 for the first six months of last year. Scheduled payments on the Company's unsecured senior notes resulted in lower average levels of debt for the year when compared to a year ago.

The effective tax rate was 36% for the first half of fiscal 1996 compared to 35.5% for the first half of fiscal 1995. Lower levels of tax exempt investment income during the current year resulted in the increase in the tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Since May 31, 1995 the Company's key liquidity ratios have not changed significantly. Working capital has decreased from $10.0 million to $9.2 million, and the current ratio went from 2.0 to 1.9. Net cash used in operations was $435,000 during the first half of the current fiscal year compared to cash provided by operations of $1.8 million in the first half of the previous fiscal year. The growth in the Company's business has increased working capital funding needs primarily due to increased ready-to-eat cereal inventories.

Cash used in investing activities was $1.5 million for the first half of the fiscal year, compared to cash provided of $1.2 million in the first half of last year. Equipment additions were primarily for ready-to-eat cereal manufacturing equipment and upgrading one of the company's snack bar manufacturing lines.

Proceeds and payments for financing activities offset each other for the first half of the fiscal year. During the previous year's six month period the Company made a prepayment on long-term debt and completed a capital stock acquisition program.

The Company renewed its $4.0 million line of credit during the quarter. There were no borrowings under this line during the first half of the year.



                           PART II - OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

                In its Annual Report on Form 10-K for the fiscal year ended May 31, 1995, the Company reported under Item 3 Legal Proceedings that The Kellogg Company had filed a complaint against the Company alleging breach of contract and misappropriation of trade secrets. This litigation was settled during the quarter. Neither party admitted any wrongdoing. The terms of the settlement did not have a material adverse impact on the Company's financial statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

       Exhibit 4  - $4,000,000 Revolving credit agreement dated October 24,
                    1995.

       Exhibit 10 - Amendment Number 6 to the Grist Mill Co. Non-Qualified
                    Stock Option Plan

       Exhibit 11 - Computation of Earnings Per Share

       Exhibit 27 - Financial Data Schedule


(B) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended November 30, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           GRIST MILL CO.
                                           REGISTRANT

Date:   January 12, 1996                   By:
                                           Daniel J. Kinsella
                                           Vice President and
                                           Chief Financial Officer



                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           GRIST MILL CO.
                                           REGISTRANT

Date:   January 12, 1996                   By: /s/ Daniel J. Kinsella
                                           Daniel J. Kinsella
                                           Vice President and
                                           Chief Financial Officer




                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED NOVEMBER 30, 1995


Exhibit 4      $4,000,000 Revolving credit agreement dated October 24, 1995

Exhibit 10     Amendment Number 6 to the Grist Mill Non-Qualified Stock Option
               Plan

Exhibit 11     Computation of Earnings Per Share

Exhibit 27     Financial Data Schedule


                                 FILED HEREWITH