Form 10-Q
period 1996-02-29
GRIST MILL CO
filed 1996-04-12
CIK 44041

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 1996

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

                                                  Yes  X      No _____

     As of February 29, 1996 the Company had 6,764,950 shares of common stock outstanding.

                                 GRIST MILL CO.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 1996


                                      INDEX

I.   FINANCIAL INFORMATION:

     Item 1.    Financial Statement (Unaudited)                       Page

                Consolidated Statements of Financial Position .......   3

                Consolidated Statements of Earnings..................   4

                Consolidated Statements of Cash Flows................   5

                Consolidated Notes to Financial Statements...........   6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................   7

II.  OTHER INFORMATION:

     Item 6.    Exhibits and Reports on Form 8-K.....................  10

                Signatures...........................................  11

                Index of Exhibits....................................  12

                Exhibits.............................................  13



                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                              February 29,     May 31,
                                                 1996           1995
                                             ------------     -------
                                              Unaudited)
Assets
Current assets:
         Cash and cash equivalents              $  1,972    $  3,271
         Short-term investments                                3,539
         Accounts receivable, less allowances      6,794       6,045
         Inventories                              11,759       6,877
         Other                                       553         458
                                                --------    --------
                                                  21,078      20,190
                                                --------    --------
Property and equipment:
         Land and building                        11,220      11,145
         Machinery and equipment                  41,008      36,245
                                                --------    --------
                                                  52,228      47,390
Less accumulated depreciation                    (25,606)    (22,371)
                                                --------    --------
                                                  26,622      25,019
                                                --------    --------
Deferred charges, less accumulated
         amortization                              1,259       1,050
                                                --------    --------
                                                $ 48,959    $ 46,259
                                                ========    ========

Liabilities and Shareholders' Equity

Current Liabilities:
         Drafts payable                         $  2,297    $    984
         Accounts payable                          2,893       3,701
         Accrued compensation and commissions      1,508       1,863
         Accrued marketing expenses                1,360         796
         Other accrued expenses                    1,287       1,144
         Current maturities of long-term debt      1,575       1,708
                                                --------    --------
                                                  10,920      10,196
                                                --------    --------

Long-term debt                                     2,396       3,171

Deferred income taxes                              1,291       1,370

Shareholders' equity:
         Common stock                                677         666
         Additional paid-in capital                9,319       9,022
         Retained earnings                        24,356      21,834
                                                --------    --------
                                                  34,352      31,522
                                                --------    --------
                                                $ 48,959    $ 46,259
                                                ========    ========

See notes to financial statements


                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)


                                  Three Months Ended       Nine Months Ended
                                    February 29 & 28        February 29 & 28
                                    1996        1995        1996        1995
                                  --------    --------    --------    --------


Net sales                         $ 21,275    $ 21,112    $ 65,845    $ 56,253

Cost of products sold               15,622      15,772      48,644      40,412
                                  --------    --------    --------    --------

     Gross profit                    5,653       5,340      17,201      15,841

Selling and delivery expenses        3,584       2,149       9,650       7,175

General, administrative and
product development expenses         1,086       1,028       3,377       3,333
                                  --------    --------    --------    --------

     Operating profit                  983       2,163       4,174       5,333

Interest expense                       103         143         324         510

Interest income                        (20)        (40)       (105)       (172)
                                  --------    --------    --------    --------

     Earnings before income taxes      900       2,060       3,955       4,995

Income tax expense                     333         746       1,433       1,788
                                  --------    --------    --------    --------

     Net earnings                 $    567    $  1,314    $  2,522    $  3,207
                                  ========    ========    ========    ========

Earnings per common and common
  equivalent share:
     Primary and fully diluted    $    .08    $    .19    $    .36    $    .47
                                  ========    ========    ========    ========

See notes to financial statements


                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                    Nine Months Ended
                                                    -----------------
                                                     February 29 & 28
                                                    -----------------
                                                     1996       1995
                                                    -------    ------
Cash Flows From Operating Activities:
        Net earnings                                $ 2,522    $ 3,206

Non-cash items included in earnings:
           Depreciation and amortization              3,658      3,262
           Deferred income taxes                        (79)        66
Changes in operating assets and liabilities:
           Accounts receivable                         (749)    (3,370)
           Inventories                               (4,882)    (1,547)
           Other assets                                 (95)      (196)
           Accounts payable and other
           accrued expenses                            (456)     1,793
                                                    -------    -------
                  Net Cash Provided By (Used In)
                  Operating Activities                  (81)     3,214
                                                    -------    -------

Cash Flows From Investing Activities:
Proceeds from:
        Short term investments, net                   3,539      5,306
Payments for:
        Property and equipment                       (4,838)    (5,267)
        Package design                                 (632)      (480)
                                                    -------    -------
               Net Cash Used In
               Investing Activities                  (1,931)      (441)
                                                    -------    -------

Cash Flows From Financing Activities:
Proceeds from:
        Drafts payable                                1,313        806
        Exercise of stock options, net                  308         50
Payments for:
        Long-term debt obligations                     (908)    (2,389)
        Purchase and retirement of treasury stock               (2,820)
                                                    -------    -------
           Net Cash Provided By (Used In)
             Financing Activities                       713     (4,353)
                                                    -------    -------

Decrease in Cash and Cash Equivalents                (1,299)    (1,580)
Cash and Cash Equivalents at Beginning of Period      3,271      3,310
                                                    -------    -------
Cash and Cash Equivalents at End of Period          $ 1,972    $ 1,730
                                                    =======    =======

See notes to financial statements


                          GRIST MILL CO. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.   Condensed Consolidated Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10- Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1996 were $21.3 million compared to sales of $21.1 million for the same quarter a year ago. For the nine months ended February 29, 1996, net sales were $65.8 million, or an increase of 17% over prior year's sales of $56.3 million.

Earnings for the quarter were $567,000, or $.08 per share compared to net earnings of $1.3 million, or $.19 per share in the comparable quarter a year ago. For the nine months ended February 29, 1996, the Company earned $2.5 million, or $.36 per share compared to net earnings of $3.2 million, or $.48 per share during the same period a year ago. The lower earnings in the current quarter are primarily due to lower sales and profitability from the Company's contract manufacturing business and costs related to ready-to-eat cereal operations.

Sales of the Company's grocery products increased 27% over the first nine months of last year. The growth is attributable to increased sales of ready-to-eat cereal and wholesome snack bar products. Ready-to-eat cereal sales during the first nine months of the year are up 90% over prior year's levels. The increases in cereal sales reflect an expanding customer base and increased distribution. Sales of wholesome snack bars have grown by 30% over the prior year's levels. This sales growth is due to increased sales of the Company's fruit-filled cereal bar. Introduced early in fiscal 1995, this product has gained wide acceptance with the Company's store brand customers. During the fourth fiscal quarter, the Company will begin shipping two new wholesome snack bars; a crisp rice marshmallow bar and a fat free fruit-filled cereal bar.

During the current quarter, the Company's contract manufacturing sales declined 49% or $4.5 million compared to the same quarter a year ago. The decline principally reflects lower demand from the Company's largest contract manufacturing customer. The Company's contract manufacturing business has been subject to significant fluctuations in volume due to changes in demand from the Company's contract manufacturing customers. The Company expects that in its fiscal fourth quarter contract manufacturing sales will be higher than in the current quarter. However, current indications from the Company's largest contract customer are, that by November 1996, the customer plans to begin self-manufacturing the products Grist Mill currently produces for them. Grist Mill expects to continue to be a supplier of products for the customer. Once this customer has established its own manufacturing capabilities, it is expected that demand for production from Grist Mill will be significantly reduced and possibly eliminated. Contract manufacturing sales in fiscal 1995 were approximately $30 million and are expected to be approximately $27 to $29 million in fiscal 1996.

The gross profit margin for the first nine months of the current fiscal year was 26% compared to a gross profit margin of 28% for the same period of last year. The decline is partially attributable to costs related to the Company's fast growing ready-to-eat cereal business. While improvement in the operating efficiencies for these products is expected, the Company anticipates that the improvement will occur gradually over future quarters. Another factor contributing to the decline in the Company's gross profit margin was lower pricing for the Company's contract manufacturing products.

Selling and delivery expenses for the first nine months of the year totaled $9.7 million, or 14.7% of net sales, compared to $7.2 million, or 12.8% of net sales for the first nine months of the previous fiscal year. A greater proportion of the Company's sales are attributable to grocery products in the current fiscal year and these products have selling and delivery expenses associated with them which do not exist with contract products.

General, administrative, and product development costs were $3.4 million, or 5.1% of net sales for the first nine months of fiscal 1996, versus $3.3 million, or 5.9% of net sales for the same period last year. Resources directed at new product development have declined from a year ago as the emphasis has shifted to increasing production efficiencies on new products. Offsetting this decline was an increase in litigation costs related to a lawsuit, which was settled during the previous quarter.

Net interest expense for the nine months totaled $219,000 compared to $338,000 for the same period a year ago. Scheduled payments on the Company's unsecured senior notes resulted in lower average levels of debt for the year when compared to a year ago.

The effective tax rate was 36.2% for the first nine months of the year, compared to 35.8% for the previous nine month period. Lower levels of tax exempt investment income during the current year resulted in the increase in the tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's key liquidity ratios have not changed significantly since the beginning of the current fiscal year. Working capital has increased from $10.0 million at May 31, 1995 to $10.2 million at February 29, 1996, and the current ratio decreased slightly over the same time period, from 2.0 to 1.9.

Cash used in operating activities was $81,000 during the first nine months of the year, versus cash generated from such activities of $3.2 million in the first nine months of last year. Reduced earnings and higher inventory levels in support of increased ready-to-eat cereal business were the primary reasons for the change.

Cash used in investing activities was $1.9 million during the first three quarters, compared to cash used of $441,000 in the same period of the previous year. Equipment additions were primarily for ready-to-eat cereal manufacturing equipment and upgrading one of the Company's snack bar manufacturing lines.

Cash provided from financing activities was $713,000 for the first nine months of the year compared to cash used in financing activities during the previous year of $4.4 million. During the previous fiscal year the Company made a prepayment on long-term debt and completed a capital stock acquisition program. The Company has a $4.0 million line of credit, however there were no borrowings outstanding on this line at the end of the third quarter ended February 29, 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Share

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended February 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GRIST MILL CO.
                                             Registrant

Date:   April 12, 1996                       By: /S/ Daniel J. Kinsella
                                             Daniel J. Kinsella
                                             Vice President and
                                             Chief Financial Officer


                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED FEBRUARY 29, 1996

Exhibit 11  -  Computation of Earnings Per Share

               Filed herewith.