Form 10-K
period 1996-05-31
GRIST MILL CO
filed 1996-08-29
CIK 44041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                       OR

               o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                               TITLE OF EACH CLASS

                      Common Stock par value $.10 per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes    __X__    No   _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


As of July 31, 1996, 6,765,577 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price of such stock as reported by the Nasdaq National Market) of Grist Mill Co. held by non-affiliates was approximately $37,211,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1996 are incorporated by reference in Parts II and IV.

Portions of the Proxy Statement of Registrant for its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.



                                     PART I

ITEM I.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

Grist Mill Co. ("Grist Mill" or the "Company") manufactures and markets private label, or store brand grocery products, as well as value priced branded food grocery products. Most of the Company's products are targeted toward consumers who demand "value pricing", the combination of high quality with low prices. In the store brand market, the Company produces value-priced products for sales under customers' store names. The Company's customers include virtually all of the major U.S. grocery retailers and wholesalers.

The Company was incorporated in 1971 as a Delaware corporation at which time it acquired two subsidiaries (i) Grist Mill, Inc., which had its origins as a sole proprietorship formed around 1917 and was one of the oldest manufacturers of natural food in the country; and (ii) Enright Natural Food Co., which had its origins as a sole proprietorship in the specialty health food business. Following incorporation, the Company's primary emphasis was as a manufacturer of store branded granola cereals. The Company's product line broadened in the 1980's to include graham pie crusts, granola bars, and fruit snacks. In 1994 the Company completed a manufacturing facility for the production of flaked ready-to-eat cereals and has since broadened its ready-to-eat product line to include a wide variety of ready-to-eat cereal products. In 1994 fruit filled cereal bars were added to the Company's product offerings. And in 1996 the Company introduced fat free fruit filled cereal bars and crisp rice bars. Additionally, the Company contract manufactures products for other branded food companies.

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


(c)  NARRATIVE DESCRIPTION OF BUSINESS

Many consumers are cost-conscious in their grocery purchasing decisions, yet still demand high quality in the food products they purchase. In response to such demand, many food retailers, particularly grocery retailers, choose to afford to their customers value-priced products as alternatives to higher priced brand name products. Value-priced food products offer considerable price savings to the consumer while providing comparable taste, texture and quality to higher priced products, which are generally sold under a manufacturer's brand name and are supported by advertising media. Many grocery retailers provide products under their store names as the value-priced alternative. Grocery retailers can purchase and sell store brand products at lower prices because such products are not generally supported by widespread media advertising, as are their branded counterparts. In 1995, the last year for which information is available, unit market share for store brands in U.S. grocery stores was 19.4%.

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

CUSTOMERS

The Company's customers include national and regional supermarket retailers and wholesalers, such as:

Acme Markets, Inc.
Albertson's, Inc.
Aldi's Nolte Co. LTD
Associated Wholesale
  Grocers
Atlantic and Pacific Tea
  Company
BI-LO, Inc.
Blair Distributors
Bruno's, Inc.
C&S Wholesales Grocers, Inc.
Dominick's Finer Foods
Fleming Companies, Inc.
Giant Food, Inc.
H.E. Butt Grocery Company
Jewel Food Store
King Soopers
Kroger Company
Lucky Stores, Inc.
Marsh Supermarkets, Inc.
Meijer, Inc.
OK Grocery Company
Preisco Foods
Ralph's Grocery, Inc.
Roundy's, Inc.
Safeway Stores
Seaway Foodtown, Inc.
Shaws Supermarkets
Smith's Food & Drug Centers,
    Inc.
Spartan Stores, Inc.
Stop & Shop Companies
Super Store Industries
Super Valu Stores, Inc.
TOPCO Associates, Inc.
Von's Grocery Co.
Wakefern Food Corporation
Waldbaum, Inc.
Wal-Mart Supercenters
Winn Dixie, Inc.


FRUIT SNACKS

The Company's most significant grocery product line in terms of sales and profits is fruit snacks. The Company estimates that the national store brand fruit snack market is approximately $350 million in annual retail revenues. Since 1985, the Company has marketed fruit snacks, first on a store brand basis and subsequently under the Grist Mill brand and other Company-owned brand names as value-priced alternatives to brand name products. Today the Company markets fruit snacks in several shapes including Dinosaurs, Sharks, Pocahontas, Aladdin, and Lion's Kingdom.


READY-TO-EAT CEREALS

The Company's most significant product line in terms of sales growth is ready-to-eat cereal. The Company markets a line of ready-to-eat cereals consisting of various flaked, extruded, and granola cereals. The Company developed its business in the granola cereal market over 20 years ago by manufacturing and marketing granola cereals in two varieties, honey oat and honey oat with raisins.

In 1994 the Company completed installation of a new cereal production system and introduced a total of six new cereal items. The cereal business expanded further in 1995 with the installation of extrusion cereal processes which extended the Company's line of pre-sweetened cereal products. The Company introduced a variety of new cereals in fiscal 1995 and 1996 as it became a full line supplier of ready-to-eat cereals for its store brand customers. Grist Mill's ready-to-eat cereal offerings now include 21 flaked and extruded products which are similar to major branded ready-to-eat cereal products. The Company also markets a line of 5 unique premium cereals for sale to its store brand customers.

The overall U.S. ready-to-eat cereal category totals approximately $7.9 billion in annual grocery retail sales. Store brands currently comprise approximately 6% or $500 million of these sales. Grist Mill markets its cereal products primarily under store brands.


WHOLESOME SNACK BARS AND PIE CRUSTS

The Company markets wholesome snack bars, including several varieties of granola bars, low fat and non-fat fruit filled cereal bars and crisp rice bars.

The Company markets chewy and crunchy granola bars in a variety of flavors, primarily under store brand names. Grist Mill is currently the only significant supplier of granola bars to the store brand market.

Late in 1994 the Company made its initial shipments of Fruit & Grain bars, a line of fruit filled cereal bars marketed exclusively under store brand names. In 1996 a no-fat version of this bar was introduced. The Company also introduced a crisp rice bar product in fiscal 1996. Grist Mill is the dominant private label supplier of these products to retailers.

Grist Mill entered the preformed graham cracker pie crust market as a store brand supplier in 1982 and, since then, the Company's sales of preformed graham cracker pie crusts have grown to equal approximately 70% of the store brand market for this product.


CONTRACT MANUFACTURING

The Company's reputation for being an efficient manufacturer of high quality food products has led to opportunities for Grist Mill to contract manufacture food products for other companies. During 1994, the Company established a contract manufacturing relationship with another major branded packaged foods company. Sales to this customer were 29% and 30% of consolidated sales for fiscal 1996 and 1995, respectively.

During fiscal 1996, the Company's largest contract manufacturing customer announced plans to self-manufacture the products which the Company had been manufacturing for them over the last two years. Management believes this will result in a decline in the contract manufacturing business in fiscal 1997, and that contract manufacturing sales will not be a significant portion of sales in fiscal 1998.


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

The Company has developed for its grocery customers more than 600 labels, many of which it believes have gained significant recognition among consumers. Such labels are trademarks of the customers for which they were developed. The Company believes that its ability to develop unique and recognizable packaging of its products is a valuable service to its store brand customers.

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


RAW MATERIALS

The Company purchases grains, fruit and fruit concentrates, sweeteners, chocolate, nutmeats and packaging materials from a variety of sources. Typically, the Company enters into three to twelve month fixed price contracts for these items. The Company's profitability can be impacted by changes in market prices for ingredients and packaging.


MANUFACTURING OPERATIONS AND FACILITIES

All Grist Mill products are manufactured in Company-owned and operated facilities located in Lakeville, Minnesota and Danville, Illinois. A diverse number of processing operations are conducted at the Lakeville facility, including: a line for baking cereal and grain-based products; recently installed lines for the cooking, flaking, extruding, and baking of ready-to-eat cereals; three lines for the manufacturing of bar-type products including granola, fruit-filled and crisp rice bars (two of these lines have the capability of chocolate enrobing, and one has caramel manufacturing capabilities); a line for producing pie crusts; and a number of packaging machinery lines with the capability for form, fill and seal operations, and cartoning and casing. In 1997, the Company plans to expand its cereal manufacturing capacity at an estimated cost of $8 million for new equipment. Additionally, it has $2 million committed to expand office facilities in Lakeville. These capital expenditures will be financed with long term debt. The Company owns twelve acres of land contiguous to the Lakeville facility which could be used for further expansion.

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


COMPETITION

Producers of major brand name products (mostly companies much larger than the Company) compete for shelf space with producers of value-priced products such as the Company. The Company operates in a highly competitive and rapidly changing environment within which there are many manufacturers of food, snack, and confectionery products. A large portion of the Company's revenues have been generated by the manufacture and sale of fruit snacks. General Mills, Inc., Farley Candy Company and Ferrerra Pan Candy Company are the Company's primary competitors in the fruit snack area. In the ready-to-eat cereal market, Kellogg Company and General Mills, Inc. are the overall market share leaders and Ralcorp Holdings, Inc. and Malt-O-Meal Company are the primary competitors in store brand ready-to-eat cereal products. Kellogg Company and The Quaker Oats Company are the leaders in the granola cereal markets. In the granola, fruit-filled cereal, and crisp rice bar category, Kellogg's, General Mills, Nabisco, Quaker Oats and M&M Mars each have a significant market presence. The Company's primary competitor in the pie crust market is Keebler Co. Other value-priced producers competing in the Company's product lines include McKee Baking, Sovex Natural Foods, Inc. and Brach & Brock Confections, Inc.

Contract manufacturing and grain-based ingredient sales are specialized services which the Company provides on an order-by-order basis. The Company is aware of other companies which have the production capabilities necessary to compete with the Company in these areas.


EMPLOYEES

As of May 31, 1996 the Company employed 630 permanent full-time employees, of which 170 were management, sales and administration and 460 were production. Depending on production needs, the Company also uses temporary employees. As of May 31, 1996, the number of temporaries fluctuated between 100 and 200. With the exception of its collective bargaining agreement covering approximately 50 production employees through the Bakery Workers Union Local No. 455, Danville, Illinois, the Company does not have collective bargaining agreements with its personnel. The Company and its subsidiary each believes that its employee relations are good.


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

The Company also owns approximately 18 acres and 12 acres of vacant land contiguous to its Danville and Lakeville facilities, respectively. Additionally, the Company owns 22.5 acres of vacant land in Christian County, KY.

See Note D to the financial statements regarding property pledged as collateral against mortgages payable.


ITEM 3.  LEGAL PROCEEDINGS

There were no claims or pending litigation that, in the opinion of management, would have a significant effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended May 31, 1996.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


                                                          Principal Occupation and Business
Name                                    Age               Experience for Past Five Years
- ----                                    ---               ------------------------------
Ronald K. Zuckerman                     54                Chairman of the Board since 1975; Chief
                                                          Executive Officer from 1975 to 1993; Chief
                                                          Financial Officer 1975 to 1992.

Glen S. Bolander                        50                President and Chief Executive Officer since 1993;
                                                          President and Chief Operating Officer from 1988
                                                          to 1993; President 1987 to 1988; Executive Vice
                                                          President 1985 to 1987; Vice President-Sales and
                                                          Marketing 1982 to 1985.

Michael J. Cannon                       39                Vice President-Sales since 1994; Vice President-
                                                          Core Products Group from 1993 to 1994; Vice
                                                          President-Grocery 1988 to 1993; Director of
                                                          Marketing 1988; Marketing Manager April 1987 to 1988.

Daniel J. Kinsella                      38                Vice President, Chief Financial Officer and
                                                          Treasurer since 1992; Director of Finance and
                                                          Treasurer 1990 to 1992; Corporate Controller 1989 to 1990.

Thomas J. Tatoian                       54                Vice President-Manufacturing since 1990; Plant
                                                          Manager 1990.



All officers hold office for one year or until their successors are designated.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The information required in Item 5 is contained on page 24 of the Company's annual report to shareholders for the year ended May 31, 1996 and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

The information required in Item 6 is contained on page 12 of the Company's annual report to shareholders for the year ended May 31, 1996 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in Item 7 is contained on pages 13 and 14 of the Company's annual report to shareholders for the year ended May 31, 1996 and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in Item 8 is contained on pages 15 through 24 of the Company's annual report to shareholders for the year ended May 31, 1996 and is incorporated herein by reference.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:
                                                                                                        Page
         1.       Financial statements:
                  Reference is made to the table of contents to financial
                  statements and schedules hereinafter contained                                         16

         2.       Financial schedules:
                  Reference is made to the table of contents to financial
                  statements and schedules hereinafter contained for all
                  other financial statement schedules                                                    16



3. Exhibits:

Item No.                              Item                                         Method of Filing
- -------           --------------------------------                          -----------------------------

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

4(a)              $4,000,000 Revolving Credit Agreement                     Incorporated by reference to Exhibit
                  dated October 24, 1995.                                   4 to Grist Mill Co's. quarterly report
                                                                            on Form 10-Q for the quarter ended
                                                                            November 30, 1995.

4(b)              $7,000,000 unsecured senior notes                         Incorporated by reference to the
                  payable agreement.                                        Company's report on Form 8-K
                                                                            dated October 23, 1989.

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

4(e)              Rights Agreement dated May 22, 1996                       Incorporated by reference to Exhibit
                  between the Company and Norwest                           4 to Grist Mill Co.'s report on Form
                  Bank Minnesota N.A. as Rights Agent                       8-A dated June 6, 1996.

10(a)             Grist Mill Co. 1984 Incentive Stock Option                Incorporated by reference to Exhibit
                  Plan                                                      28 to Grist Mill Co.'s Form 10
                                                                            Registration Statement No. 0-13852
                                                                            made effective November 5, 1985.

10(b)             Grist Mill Co. 1986 Non-Qualified Stock                   Incorporated by reference to Exhibit
                  Option Plan as amended December 21,                       10(b) to Grist Mill Co's. Mill Co.'s
                  1988 to increase the number of options                    Form 10-K for the year ended.
                  that may be granted under the plan to                     May 31, 1989.
                  800,000

10(c)             Amendment No. 4 to Grist Mill Co.                         Incorporated by reference to
                  1986 Non-Qualified Stock Option Plan                      Grist Mill Co.'s  Registration
                  dated August 26, 1991,  to increase the                   Statement on Form S-8 dated
                  number of options which may be                            August 29, 1996.
                  granted under the plan to 900,000

10(d)             Amendment No. 5 to Grist Mill Co.                         Incorporated by reference to
                  1986 Non-Qualified Stock Option Plan                      Grist Mill Co.'s Registration
                  dated October 12, 1993 to increase the                    Statement on Form S-8 dated
                  number of options that may be granted                     August 29, 1996.
                  under the plan to 1,700,000

10(e)             Amendment No. 6 to Grist Mill Co.                         Incorporated by reference to
                  1986 Non-Qualified Stock Option Plan                      Grist Mill Co.'s Registration
                  dated September 26, 1995 to increase the                  Statement on Form S-8 dated
                  number of options that may be granted                     August 29, 1996.
                  under the plan to 2,500,000

10(f)             Grist Mill Co. Stock Appreciation Rights                  Incorporated by reference to
                  Plan.                                                     Exhibit A to Grist Mill Co.'s Proxy
                                                                            Statement for the year ended May 31, 1989.

10(g)             Employment Agreement with Glen S.                         Incorporated by reference to
                  Bolander.                                                 Exhibit 10(d) to Grist Mill Co.'s
                                                                            annual report on Form 10-K for
                                                                            the year ended May 31, 1994.

10(h)             Amendment No. 1 to Employment                             Incorporated by reference to
                  Agreement with Glen S. Bolander.                          Exhibit 10(e) to Grist Mill Co.'s
                                                                            annual report on Form 10-K for the
                                                                            year ended May 31, 1994.

10(i)             Split Dollar Insurance Agreement:                         Incorporated by reference to
                  Glen S. Bolander Beneficiary.                             Exhibit 10(f) to Grist Mill Co.'s
                                                                            annual report on Form 10-K for the
                                                                            year ended May 31, 1994.

10(j)             Employment Agreement with                                 Incorporated by reference to
                  Ronald K. Zuckerman.                                      Exhibit 10(g) to Grist Mill Co.'s
                                                                            annual report on Form 10-K for the
                                                                            year ended May 31, 1994.

10(k)             Employment Agreement with                                 Incorporated by reference to
                  Harry E. Stephens III.                                    Exhibit 10(h) to Grist Mill Co.'s
                                                                            annual report on Form 10-K for the
                                                                            year ended May 31, 1995.

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

22                Subsidiaries of the Registrant.                           Filed herewith.

23                Consent of Independent Auditors.                          Filed herewith.

27                Financial Data Schedule                                   Filed herewith.



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter ended May 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 29, 1996                              GRIST MILL CO.


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


Signature                                   Title                                            Dated
- ---------                                   -----                                            -----

/s/ Ronald K. Zuckerman                     Chairman of the Board                            August 29, 1996
- --------------------------------            and a Director
Ronald K. Zuckerman


/s/ Glen S. Bolander                        President, Chief Executive                       August 29, 1996
- ----------------------------------          Officer and a Director (Principal
Glen S. Bolander                            Executive Officer)


Daniel J. Kinsella                          Vice President, Chief Financial                  August 29, 1996
- ----------------------------------          Officer, Secretary and Treasurer
Daniel J. Kinsella                          (Principal Financial and Accounting
                                            Officer)


/s/ Charles H. Perlman                      Director                                         August 29, 1996
- ----------------------------------
Charles H. Perlman


/s/ Roger L. Weston                         Director                                         August 29, 1996
- -----------------------------------
Roger L. Weston



GRIST MILL CO.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEARS ENDED MAY 31, 1996, 1995 AND 1994.

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

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . .      (A)

Consolidated Statements of Earnings . . . . . . . . . . . . . . . . . . . . .      (A)

Consolidated Statements of Financial Position . . . . . . . . . . . . . . . .      (A)

Consolidated Statements of Changes in Shareholders' Equity  . . . . . . . . .      (A)

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .      (A)

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .      (A)

Schedule II - Valuation and Qualifying Accounts and Reserves  . . . . . . . .      17

Exhibit 11 - Computations of Earnings Per Share . . . . . . . . . . . . . . .      18

Exhibit 22 - Grist Mill Co. List of Subsidiaries. . . . . . . . . . . . . . .      19


(A) Item is contained in the Company's annual report to shareholders for the year ended May 31, 1996 and is incorporated herein by reference.

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.


           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 GRIST MILL CO.


                                         BALANCE AT
                                          BEGINNING       CHARGED TO   CHARGED TO                         BALANCE AT
         DESCRIPTION                      OF PERIOD         EXPENSES    OTHER            DEDUCTIONS      END OF PERIOD
         -----------                      ---------         --------    -----            ----------      -------------
Accumulated amortization of
  deferred charges, principally
  package design:

   Year ended May 31, 1996               $1,453,000         $605,000                   $(579,000) (1)       $1,479,000

   Year ended May 31, 1995                  988,000          479,000                     (14,000) (2)        1,453,000

   Year ended May 31, 1994                  610,000          378,000                                           988,000



(1)  Write-off of fully amortized package design.

(2)  Write-off of fully amortized trademark.