Form 10-Q
period 1996-08-31
GRIST MILL CO
filed 1996-10-15
CIK 44041

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1996

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

                                 Yes __X__      No _____

    As of September 30, 1996 the Company had 6,788,988 shares of common stock outstanding.



                                 GRIST MILL CO.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31,1996

                                      INDEX

I.      FINANCIAL INFORMATION:

     Item 1.          Financial Statement (Unaudited)                   Page

                      Consolidated Statements of Financial Position ...  3

                      Consolidated Statements of Earnings..............  4

                      Consolidated Statements of Cash Flows............  5

                      Consolidated Notes to Financial Statements.......  6

     Item 2.          Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations........................  7


II.     OTHER INFORMATION:

     Item 6.          Exhibits and Reports on Form 8-K.................  9

                      Signatures....................................... 10

                      Index of Exhibits................................ 11

                      Exhibits......................................... 12




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                              August 31,    May 31,
                                                 1996        1996
                                             -----------   --------
Assets                                       (Unaudited)

Current assets:
      Cash and cash equivalents               $  3,409     $  1,654
      Short-term investments
      Accounts receivable, less allowances      10,039        9,743
      Inventories                               10,319       10,293
      Prepaids and Other                           657          393
                                              --------     --------
                                                24,424       22,083
                                              --------     --------
Property and equipment:
      Land and building                         11,661       11,647
      Machinery and equipment                   42,913       41,989
                                              --------     --------
                                                54,574       53,636
      Less accumulated depreciation            (28,183)     (26,897)
                                              --------     --------
                                                26,391       26,739
                                              --------     --------
Deferred charges, less accumulated
      amortization                               1,099        1,364
                                              --------     --------
                                              $ 51,914     $ 50,186
                                              ========     ========

Liabilities and Shareholders' Equity

Current Liabilities:
      Drafts payable                          $  2,541     $  2,342
      Accounts payable                           4,571        4,002
      Accrued compensation and commissions       1,213        1,449
      Accrued marketing expenses                 1,306        1,214
      Other accrued expenses                     1,976        1,505
      Current maturities of long-term debt         795          793
                                              --------     --------
                                                12,402       11,305
                                              --------     --------

Long-term debt                                   2,345        2,371

Deferred income taxes                            1,093        1,143

Shareholders' equity:
      Common stock                                 680          676
      Additional paid-in capital                 9,582        9,466
      Retained earnings                         25,812       25,225
                                              --------     --------
                                                36,074       35,367
                                              --------     --------
                                              $ 51,914     $ 50,186
                                              ========     ========


See notes to financial statements





                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)


                                                         Three Months Ended
                                                        ---------------------
                                                              August 31
                                                        ---------------------
                                                          1996         1995
                                                        --------     --------
    Net sales                                           $ 27,392     $ 23,031

    Cost of products sold                                 21,346       17,059
                                                        --------     --------

       Gross profit                                        6,046        5,972

    Selling and delivery expenses                          3,982        2,826

    General, administrative and product
    development                                            1,061        1,199
                                                        --------     --------

       Operating profit                                    1,003        1,947

Interest expense                                             (71)        (119)

    Interest income                                                        60
                                                        --------     --------

       Earnings before income taxes                          932        1,888

    Income tax expense                                       345          680
                                                        --------     --------

       Net earnings                                     $    587     $  1,208
                                                        ========     ========

    Earnings per common and common equivalent share:

       Primary and fully diluted                        $    .09     $    .17
                                                        ========     ========





                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                         Three Months Ended
                                                        -------------------
                                                             August 31
                                                        -------------------
                                                          1996       1995
                                                        -------     -------

Cash Flows From Operating Activities:
        Net earnings                                    $   587     $ 1,208
        Non-cash items included in earnings:
           Depreciation and amortization                  1,425       1,143
           Deferred taxes                                   (50)        (12)
        Changes in operating assets and liabilities:
           Accounts receivable                             (296)     (2,272)
           Inventories                                      (26)       (521)
           Other assets                                    (138)       (372)
           Drafts payable                                   199        (343)
           Accounts payable and other accrued expenses      896       2,004
                                                        -------     -------
        Net Cash Provided By Operating Activities         2,597         835
                                                        -------     -------

Cash Flows From Investing Activities:
        Proceeds from short term investments, net                       498
        Payments for property and equipment                (938)     (2,603)
                                                        -------     -------
        Net Cash Used In Investing Activities              (938)     (2,105)
                                                        -------     -------


Cash Flows From Financing Activities:
        Proceeds from exercise of stock options             120         164
        Payments for long-term debt obligations             (24)        (67)
                                                        -------     -------
        Net Cash Provided By Financing Activities            96          97
                                                        -------     -------

Increase (Decrease) in Cash and
     Cash Equivalents                                     1,755      (1,173)
Cash and Cash Equivalents at Beginning
  of Period                                               1,654       3,271
                                                        -------     -------
Cash and Cash Equivalents at End of Period              $ 3,409     $ 2,098
                                                        =======     =======


See notes to financial statements




                          GRIST MILL CO. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       Condensed Consolidated Financial Statements

         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Net sales for the first quarter of fiscal 1997 were $27.4 million, which is an increase of 19% over the same quarter of last year. Earnings for the quarter were $587,000, or $.09 per share, compared to $1.2 million, or $.17 per share.

The increased sales in the current quarter were generated by a 40% increase in the Company's core grocery sales. The Company's ready-to-eat cereal sales increased 94% and wholesome snack bar sales increased 71% over the prior year. Ready-to-eat cereal sales have increased as the Company has expanded distribution of its products through new customers.

The dramatic increase in wholesome snack bar sales is primarily due to sales gains from fruit filled cereal bars which have grown to become one of the Company's most significant bar products. Additionally, the Company began to ship two new bar products; a crisp rice marshmallow bar and a no fat fruit filled cereal bar.

Fruit snack sales also increased by 17% over the same quarter a year ago reflecting effective promotions with the Company's store brand customers.

Partially offsetting the gains in the core grocery area was a 34% decline in contract manufacturing sales. The decline represents lower sales demand from the Company's largest contract customer. This customer had previously informed the Company that it planned to begin self-manufacturing the products Grist Mill makes for it. However, recently this customer has asked Grist Mill to continue to contract manufacture through at least the end of February, 1997. Currently it is not known what level of sales, if any, will be generated from this customer after February 1997.

Despite the increase in sales, profitability was lower than the previous year. The Company's gross profit margin declined from 25.9% to 22.1%. In recent quarters the Company has introduced new ready-to-eat cereal and wholesome snack bar products. New equipment has been installed to produce these products and to expand capacity. The Company's operating efficiencies have been lower than in past quarters reflecting the impact the Company's growth has had on internal capabilities; higher costs of production on new products; and inefficiencies that can come from the start up of new equipment and processes. Another item unfavorably impacting the Company's profitability is lower pricing on the Company's contract manufacturing products and higher ingredient costs.

Selling and delivery expenses were $4.0 million, or 14.5% of net sales in the first quarter of the fiscal year, compared to $2.8 million, or 12.3% of net sales in the same quarter of last year. Grocery products have higher selling and delivery costs associated with them, such as broker commissions and transportation.

Therefore as the mix of sales shifts toward grocery products, selling and delivery costs will increase proportionally.

General, administrative and product development expenses were $1.1 million, or 3.9% of net sales, during the current quarter compared to $1.2 million, or 5.2% of net sales for the same quarter of the previous year. During the first quarter of last year, the Company was involved with defending itself in litigation, which resulted in higher administrative costs for that quarter.

The effective tax rate for the quarter was 37%, compared to 36% in the first quarter of the prior year. Interest from tax-exempt investments reduced the effective tax rate in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the quarter was $2.6 million, versus $835,000 in the first quarter of last year. Cash flow from earnings and non-cash items totaled $2.0 million. Despite the increase in sales, inventory and accounts receivable remained relatively flat with year end levels. During the previous year, cash provided by operating activities was lower because operating assets had increased significantly with sales growth.

Net cash used in investing activities was $938,000 for the current quarter, versus $2.1 million in the same quarter of the previous year. Expenditures for equipment during the current quarter were lower than in the previous year. Management anticipates that capital expenditures during fiscal 1997 will approximate $10 million as the Company funds its expansion of ready-to-eat cereal capacity and completes an expansion of its Lakeville, MN office facilities.

Net cash provided by financing activities did not change significantly, totaling $96,000 in the current quarter versus $97,000 for the same quarter of last year.

Net working capital increased from $10.8 million at May 31, 1996, to $12.0 million at the end of the current quarter. The Company's current ratio did not change during the quarter.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 11 - Computation of Earnings Per Share


         (b) Reports on Form 8-K

             On June 12, 1996, the Company filed a report on Form 8-K disclosing the adoption of a Shareholder Rights Agreement between the Company and Norwest Bank Minnesota, N.A. as Rights Agent.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Grist Mill Co.
                                      Registrant


Date:   October 15, 1996              By: /s/ Daniel J. Kinsella
                                          -----------------------------------
                                          Daniel J. Kinsella
                                          Vice President and
                                          Chief Financial Officer




                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED AUGUST 31, 1996




Exhibit 11 - Computation of Earnings Per Share

             Filed herewith.


Exhibit 27 - Financial Data Schedule

             Filed herewith.