Form 10-Q
period 1996-11-30
GRIST MILL CO
filed 1997-01-13
CIK 44041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1996

                          Commission file number 0-13852


                                 GRIST MILL CO.


         Delaware                                             41-0974681
(State of incorporation)                               (I.R.S. Employer ID No.)


21340 Hayes Avenue, Lakeville, MN                                    55044-0430
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's telephone number, including area code:  (612) 469-4981



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES __X__   NO _____

As of December 31, 1996 the Company had 6,788,988 shares of common stock outstanding.



                                 GRIST MILL CO.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30,1996

                                      INDEX

I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements ( Unaudited)                             Page

              Consolidated Statements of Financial Position...............   3

              Consolidated Statements of Earnings.........................   4

              Consolidated Statements of Cash Flows.......................   5

              Notes to Consolidated Financial Statements..................   6

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations...................................   7

II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on  Form 8-K...........................   9

              Signatures..................................................  10

              Index of Exhibits...........................................  11

              Exhibits....................................................  12




                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                November 30,      May 31,
Assets                                             1996            1996
                                                -----------      ---------
                                                (Unaudited)

Current assets:
      Cash and cash equivalents ..........       $     21        $  1,654
      Short-term investments
      Accounts receivable, less allowances          8,646           9,743
      Inventories ........................         11,315          10,293
      Prepaids and other .................            727             393
                                                 --------        --------
                                                   20,709          22,083
                                                 --------        --------
Property and equipment:
      Land and building ..................         11,661          11,647
      Machinery and equipment ............         45,720          41,989
                                                 --------        --------
                                                   57,381          53,636
      Less accumulated depreciation ......        (29,367)        (26,897)
                                                 --------        --------
                                                   28,014          26,739
                                                 --------        --------
      Deferred charges, less accumulated
        amortization .....................          1,072           1,364
                                                 --------        --------
                                                 $ 49,795        $ 50,186
                                                 ========        ========

Liabilities and Shareholders' Equity

Current Liabilities:
      Short term borrowings ..............       $    500        $   --
      Drafts payable .....................          1,122           2,342
      Accounts payable ...................          3,998           4,002
      Accrued compensation and commissions          1,098           1,449
      Accrued marketing expenses .........          1,484           1,214
      Other accrued expenses .............          1,426           1,505
      Current maturities of long-term debt             96             793
                                                 --------        --------
                                                    9,724          11,305
                                                 --------        --------

Long-term debt ...........................          2,319           2,371

Deferred income taxes ....................          1,193           1,143

Shareholders' equity:
      Common stock .......................            679             676
      Additional paid-in capital .........          9,583           9,466
      Retained earnings ..................         26,297          25,225
                                                 --------        --------
                                                   36,559          35,367
                                                 --------        --------
                                                 $ 49,795        $ 50,186
                                                 ========        ========

See notes to financial statements



                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)

                                                            Three Months Ended             Six Months Ended
                                                               November 30,                   November 30,
                                                       ------------------------        ------------------------
                                                          1996           1995             1996           1995
                                                       ---------      ---------        --------        --------
Net sales ......................................       $ 27,634        $ 21,539        $ 55,026        $ 44,570

Cost of products sold ..........................         21,570          15,963          42,916          33,022
                                                       --------        --------        --------        --------

         Gross profit ..........................          6,064           5,576          12,110          11,548

Selling and delivery expenses ..................          4,161           3,240           8,143           6,066

General, administrative and product
development expenses ...........................          1,097           1,092           2,158           2,291
                                                       --------        --------        --------        --------

         Operating profit ......................            806           1,244           1,809           3,191

Interest expense ...............................             57             102             128             221
Interest income ................................            (22)            (25)            (22)            (85)
                                                       --------        --------        --------        --------
         Earnings before income taxes ..........            771           1,167           1,703           3,055
Income tax expense .............................            286             420             631           1,100
                                                       --------        --------        --------        --------
         Net earnings ..........................       $    485        $    747        $  1,072        $  1,955
                                                       ========        ========        ========        ========

Earnings per common and common equivalent share:
         Primary and fully diluted .............       $    .07        $    .11        $    .16        $    .28
                                                       ========        ========        ========        ========

See notes to financial statements



                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                    Six Months Ended
                                                                      November 30,
                                                                  1996           1995
                                                                -------        -------
  Cash flows from (for) operating activities:
         Net earnings                                           $ 1,072        $ 1,955
         Non-cash items included in earnings:
              Deprecation and amortization                        2,745          2,367
              Deferred taxes                                         50            (80)
         Changes in operating assets and liabilities:
              Accounts receivable                                 1,097           (383)
              Inventories                                        (1,022)        (3,237)
              Other assets                                         (278)           (77)
              Drafts payable                                     (1,220)           656
              Accounts payable and other accrued expenses          (164)          (980)
                                                                -------        -------
         Net cash from operating activities                       2,280            221
                                                                -------        -------

Cash flows from (for) investing activities:
         Proceeds from short term investments, net                               3,039
         Payments for property and equipment                     (3,745)        (3,902)
         Payments for packaging design                              (39)          (589)
                                                                -------        -------
         Net cash for investing activities                       (3,784)        (1,452)

Cash flows from (for) financing activities:
         Proceeds from short-term borrowings                        500
         Exercise of stock options                                  120            193
         Payments for long-term debt obligations                   (749)          (837)
                                                                -------        -------
         Net cash for financing activities                         (129)          (644)
                                                                -------        -------

Decrease in cash and cash equivalents                            (1,633)        (1,875)
Cash and cash equivalents at beginning of period                  1,654          3,271
                                                                -------        -------
Cash and cash equivalents at end of period                      $    21        $ 1,396
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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1997 were $27.6 million, or an increase of 28% over the same quarter of last year. Earnings for the quarter were $485,000, or $.07 per share compared with $747,000, or $.11 per share for the second quarter of last year. Net sales for the first six months of the year were $55.0 million, or 23% higher than the same period a year ago. Earnings were $1.1 million or $.16 per share versus $2.0 million, or $.28 per share.

The increased sales for the year were the result of a 44% increase in the Company's core grocery sales. The Company's ready-to-eat cereal business increased 67% and wholesome snack bar sales increased 66% over the prior year.

The growth in the ready-to-eat cereal line is primarily attributable to increases in sales to customers who first purchased products in the same period of the prior fiscal year. Several customers made their initial purchases of ready-to-eat cereal during the first half of the last fiscal year, and have since added more of Grist Mill's ready-to-eat cereal to their store brand offerings. Increases in wholesome snack bars is similarly attributable to higher sales of the Company's fruit-filled cereal bars. Additionally, the Company's crisp rice marshmallow bar, introduced in February, 1996, is gaining wide acceptance, and, along with increased sales of chewy granola bars, has contributed to higher volume snack bar sales. The Company recently announced the introduction of a line of low fat chewy granola bars for its store brand customers, which should begin shipping in late fiscal 1997.

Fruit snack sales increased 18% over the same period a year ago reflecting successful promotional programs initiated by the Company with its store brand customers.

Partially offsetting gains in the core grocery business was an 18% decline in contract manufacturing sales. The decline represents lower sales demand from the Company's largest contract customer. Early in fiscal 1997, this customer had informed the Company of its decision to self-manufacture the products which were being produced by Grist Mill. However, they have now asked that Grist Mill continue as the supplier of these products at least through the end of the current fiscal year. Currently it is not known whether the Company will continue to manufacture for this customer after the current fiscal year.

The Company's gross profit margin decreased from 25.9% to 22.0%. While the introduction of new products has driven rapid sales growth, the profitability of these products is currently below the Company's other grocery products. It is anticipated that profit margins on these products will gradually improve as operating efficiencies are obtained. Additionally, the profitability of the Company's contract manufacturing business declined significantly from the previous year, reflecting lower pricing on contract products.

Selling and delivery costs were $8.1 million, or 14.8% of net sales for the first six months of the year, compared to $6.1 million, or 13.6% of net sales in the first half of last year. Core grocery products comprised a higher percentage of total sales during the current year, and these products have higher selling and delivery costs associated with them, such as broker commissions, transportation and promotion.

General, administrative and product development costs were $2.2 million or 3.9% of net sales compared to $2.3 million, or 5.1% of net sales for the first six months of fiscal 1997 and 1996, respectively. The decline is due to lower legal expenses than in the prior year.

The effective tax rate for the first half of the year was 37%, compared to 36% for the first half of 1996. Interest from tax-exempt investments reduced the effective tax rate in the previous year.


LIQUIDITY AND CAPITAL RESOURCES

Since May 31, 1996 the Company's key liquidity ratios have not changed significantly. The current ratio increased from 2.0 to 2.1 and working capital increased from $10.8 million to $10.9 million. Net cash from operations was $2.3 million for the first half of the year, compared to $221,000 for the same six months of the previous year. Operating assets and liabilities have remained relatively constant during the first six months of the year, and therefore the Company has not used significant amounts of working capital. In the previous year, inventory levels grew during the first six months of the year in support of sales growth.

Net cash used in investing activities was $3.8 million in the current year, compared to $1.5 million for the same period of last year. Expenditures for capital equipment were comparable to the same six month period a year ago. However, short term investments were available to meet cash flow needs in the prior year. The Company anticipates spending approximately $8.8 million in expansion of ready-to-eat cereal capacity and an expansion of its Lakeville, MN office facility during the current fiscal year.

Net cash used by financing activities was $129,000 for the first half of the year, versus $644,000 in the previous year. The Company borrowed $500,000 on its line of credit during the second quarter, which offset uses by other financing activities. The line of credit was not utilized during the previous year.

On December 19, 1996, the Board of Directors of the Company announced authorization of the repurchase of up to 500,000 shares of its common stock.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits:

       Exhibit 3 -     Certificates of Incorporation of Grist Mill Co. as
                       amended October 4, 1996.

       Exhibit 4 -     $4,000,000 Revolving credit agreement dated October 31,
                       1996.

       Exhibit 11 -    Computation of Earnings Per Share

       Exhibit 27 -    Financial Data Schedule


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended November 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GRIST MILL CO.
                                      Registrant


Date:  January 13, 1997               By:  /Daniel J. Kinsella
                                      ----------------------------------------
                                      Daniel J. Kinsella
                                      Vice President and
                                      Chief Financial Officer



                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED NOVEMBER 30, 1996


Exhibit 3 Certificates of Incorporation of Grist Mill Co. as amended October 4, 1996.

Exhibit 4      $4,000,000 Revolving credit agreement dated October 31, 1996.

Exhibit 11     Computation of Earnings Per Share

Exhibit 27     Financial Data Schedule