Form 10-Q
period 1997-02-28
GRIST MILL CO
filed 1997-04-11
CIK 44041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 1997

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

                               Yes __X__    No ____


     As of February 28, 1997, the Company had 6,744,990 shares of common stock outstanding.




                                 GRIST MILL CO.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28,1997

                                      INDEX

I.   FINANCIAL INFORMATION:

     Item 1.     Financial Statements (Unaudited)                           Page

                 Consolidated Statements of Financial Position.............   3

                 Consolidated Statements of Earnings.......................   4

                 Consolidated Statements of Cash Flows.....................   5

                 Notes to Consolidated Financial Statements................   6

     Item 2.     Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations.................................   7

II.  OTHER INFORMATION:

     Item 6.     Exhibits and Reports on  Form 8-K.........................   9

                 Signatures................................................  10

                 Index of Exhibits.........................................  11

                 Exhibits..................................................  12





                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                              February 28,      May 31,
Assets                                            1997           1996
                                              ------------     --------
                                              (Unaudited)
Current assets:
      Cash and cash equivalents ..........      $  1,247       $  1,654
      Short-term investments
      Accounts receivable, less allowances         8,288          9,743
      Inventories ........................        11,453         10,293
      Prepaids and other .................           490            393
                                                --------       --------
                                                  21,478         22,083
                                                --------       --------
Property and equipment:
      Land and building ..................        11,661         11,647
      Machinery and equipment ............        47,569         41,989
                                                --------       --------
                                                  59,230         53,636
      Less accumulated depreciation ......       (30,595)       (26,897)
                                                --------       --------
                                                  28,635         26,739
                                                --------       --------
      Deferred charges, less accumulated
      amortization .......................           974          1,364
                                                --------       --------
                                                $ 51,087       $ 50,186
                                                ========       ========

Liabilities and Shareholders' Equity

Current Liabilities:
      Short term borrowings ..............      $    750
      Drafts payable .....................         1,722       $  2,342
      Accounts payable ...................         3,359          4,002
      Accrued compensation and commissions         1,315          1,449
      Accrued marketing expenses .........         1,992          1,214
      Other accrued expenses .............         1,504          1,505
      Current maturities of long-term debt            98            793
                                                --------       --------
                                                  10,740         11,305
                                                --------       --------

Long-term debt ...........................         2,291          2,371

Deferred income taxes ....................         1,193          1,143

Shareholders' equity:
      Common stock .......................           674            676
      Additional paid-in capital .........         9,343          9,466
      Retained earnings ..................        26,846         25,225
                                                --------       --------
                                                  36,863         35,367
                                                --------       --------
                                                $ 51,087       $ 50,186
                                                ========       ========

See notes to financial statements



                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)

                                                        Three Months Ended             Nine Months Ended
                                                        February 28 and 29,           February 28 and 29,
                                                      -----------------------       -----------------------
                                                        1997           1996           1997           1996
                                                      --------       --------       --------       --------
Net sales ......................................      $ 25,418       $ 21,275       $ 80,444       $ 65,845

Cost of products sold ..........................        18,644         15,622         61,560         48,644
                                                      --------       --------       --------       --------

         Gross profit ..........................         6,774          5,653         18,884         17,201

Selling and delivery expenses ..................         4,754          3,584         12,897          9,650

General, administrative and product
development expenses ...........................         1,084          1,086          3,242          3,377
                                                      --------       --------       --------       --------

         Operating profit ......................           936            983          2,745          4,174

Interest expense ...............................            70            103            198            324
Interest income ................................            (6)           (20)           (28)          (105)
                                                      --------       --------       --------       --------
         Earnings before income taxes ..........           872            900          2,575          3,955
Income tax expense .............................           323            333            954          1,433
                                                      --------       --------       --------       --------
         Net earnings ..........................      $    549       $    567       $  1,621       $  2,522
                                                      ========       ========       ========       ========

Earnings per common and common equivalent share:
         Primary and fully diluted .............      $    .08       $    .08       $    .24       $    .36
                                                      ========       ========       ========       ========

See notes to financial statements



                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                 Nine Months Ended
                                                                 February 28 & 29,
                                                               ---------------------
                                                                 1997          1996
                                                               -------       -------
Cash flows from (for) operating activities:
         Net earnings                                          $ 1,621       $ 2,522
         Non-cash items included in earnings:
              Deprecation and amortization                       4,126         3,658
              Deferred taxes                                       (26)          (79)
         Changes in operating assets and liabilities:
              Accounts receivable                                1,455          (749)
              Inventories                                       (1,160)       (4,882)
              Other assets                                          25           (95)
              Drafts payable                                      (620)        1,313
              Accounts payable and other accrued expenses           76          (456)
                                                               -------       -------
         Net cash from operating activities                      5,497         1,232
                                                               -------       -------

Cash flows from (for) investing activities:
         Proceeds from short term investments, net                             3,539
         Payments for property and equipment                    (5,594)       (4,838)
         Payments for packaging design                            (160)         (632)
                                                               -------       -------
         Net cash for investing activities                      (5,754)       (1,931)
                                                               -------       -------

Cash flows from (for) financing activities:
         Proceeds from short-term borrowings                       750
         Exercise of stock options                                 120           308
         Payments for long-term debt obligations                  (775)         (908)
         Purchase and retirement of common stock                  (245)            _
                                                               -------       -------
         Net cash for financing activities                        (150)         (600)
                                                               -------       -------

Decrease in cash and cash equivalents                             (407)       (1,299)
Cash and cash equivalents at beginning of period                 1,654         3,271
                                                               -------       -------
Cash and cash equivalents at end of period                     $ 1,247       $ 1,972
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




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1997 were $25.4 million, or an increase of 19% over the same quarter of last year. Earnings for the quarter were $549,000, or $.08 per share compared with $567,000, or $.08 per share for the third quarter of last year. Net sales for the first nine months of the year were $80.4 million, or 22% higher than the same period a year ago. Earnings were $1.6 million, or $.24 per share versus $2.5 million, or $.36 per share.

The increased sales for the year were the result of a 40% increase in the Company's core grocery sales. The Company's ready-to-eat cereal business has increased 52% and its wholesome snack bar sales have increased 66% over the prior year.

The Company's ready-to-eat cereal sales have increased as several customers have added more of Grist Mill's cereal products to their store brand offerings. Wholesome snack bar sales increased due to new product offerings, such as the Company's crisp rice marshmallow bar, which was introduced in February, 1996. Additionally, the Company began shipping a new line of low fat chewy granola bars. Fruit snack sales increased 13% over the same period a year ago reflecting successful promotional programs.

The Company expects that its ready-to-eat cereal sales in its fiscal fourth quarter will be approximately the same level as the prior year. This reflects a strong prior year sales period coupled with increased competition in the ready-to-eat cereal sales category.

Partially offsetting the gains from the core grocery business was an 18% decline in contract manufacturing sales. The decline represents lower sales demand from the Company's largest contract customer. This customer had previously informed the Company of its decision to self-manufacture the products which were being produced by Grist Mill. However, they have reversed this decision and in January, 1997 the Company entered into a revised supply agreement with this customer which provides in part that Grist Mill continue as the exclusive supplier for the products it produces for this customer until December 31, 1998. The customer may only cancel the agreement before such date if it terminates selling such products. Since the control of these products lies with the customer, Grist Mill's future sales from contract manufacturing are uncertain.

For the nine months ended February 28, 1997, the Company's gross profit margin decreased to 23.5% from 26.1% last year. The introduction of new products with profitability below the Company's other grocery products is the primary reason for the decline. It is anticipated that profit margins on these products will gradually improve as operating efficiencies are obtained. Additionally, the profitability of the Company's contract manufacturing business declined significantly from the previous year, reflecting lower pricing on contract products.

Selling and delivery costs were $12.9 million, or 16.0% of net sales for the first nine months of the year, compared to $9.7 million, or 14.7% of sales last year. Core grocery products comprised a higher percentage of total sales during the current year. These products have higher selling and delivery costs, such as broker commissions, transportation and promotion.

General, administrative and product development costs were $3.2 million, or 4.0% of net sales in fiscal 1997, compared to $3.4 million, or 5.1% of net sales in the first nine months of fiscal 1996. The decline is due to lower legal expenses than in the prior year.

The effective tax rate for the first nine months of the year was 37% compared to 36% for the same period last year. Interest from tax-exempt investments reduced the effective tax rate in the previous year.


LIQUIDITY AND CAPITAL RESOURCES

Since May 31, 1996 the Company's key liquidity ratios have not changed significantly. The current ratio has remained constant at 2.0. Working capital decreased slightly from $10.8 million to $10.7 million. Net cash from operations was $5.5 million for the first nine months of the year, compared to $1.2 million for the same period a year ago. Inventory and receivables have remained relatively constant since the beginning of the year, as contrasted to the previous fiscal year, when these assets increased by $5.6 million in support of sales growth.

Net cash used in investing activities was $5.8 million in the current year, compared to $1.9 million for the same period of last year. Expenditures for capital equipment during the current year now total $5.6 million, which exceeded last year's expenditures by $800,000. In the previous year, short-term investments were available to meet a portion of these cash flow needs. The Company anticipates spending a total of approximately $9 million in fiscal 1997 for equipment to expand ready-to-eat cereal capacity and the expansion of the Lakeville, MN office facility.

Net cash used by financing activities was $150,000 during the current fiscal year, compared to $600,000 in the previous year. The Company had outstanding borrowings on its line of credit of $750,000 at the end of the current third quarter.

On December 19, 1996, the Board of Directors of the Company announced authorization of the repurchase of up to 500,000 shares of its common stock. As of February 28, 1997, 44,000 shares had been purchased at a total cost of $244,500.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits:

       Exhibit 11 -    Computation of Earnings Per Share

       Exhibit 27 -    Financial Data Schedule


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended February 28, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GRIST MILL CO.
                                              Registrant


Date:  April 11, 1997                   By:   /Daniel J. Kinsella
                                              ------------------------------
                                              Daniel J. Kinsella
                                              Vice President and
                                              Chief Financial Officer




                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED FEBRUARY 28, 1997


Exhibit 11            Computation of Earnings Per Share

Exhibit 27            Financial Data Schedule