Form 10-K405
period 1997-05-31
GRIST MILL CO
filed 1997-08-26
CIK 44041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                       OR

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

                               Yes __X__  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__


As of July 31, 1997, 6,723,530 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price of such stock as reported by the Nasdaq National Market) of Grist Mill Co. held by non-affiliates was approximately $46,224,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997 are incorporated by reference in Parts II and IV.

Portions of the Proxy Statement of Registrant for its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

The Company was incorporated in 1971 as a Delaware corporation at which time it acquired two subsidiaries (i) Grist Mill, Inc., which had its origins as a sole proprietorship formed around 1917 and was one of the oldest manufacturers of natural food in the country; and (ii) Enright Natural Food Co., which had its origins as a sole proprietorship in the specialty health food business. Following incorporation, the Company's primary emphasis was as a manufacturer of store branded granola cereals. The Company's product line broadened in the 1980's to include graham cracker pie crusts, granola bars, and fruit snacks. In 1994 the Company completed a manufacturing facility for the production of flaked ready-to-eat cereals and has since broadened its ready-to-eat product line to include a wide variety of ready-to-eat cereal products. In 1994 fruit-filled cereal bars were added to the Company's product offerings. And in 1996 the Company introduced fat free fruit-filled cereal bars and crisp rice marshmallow bars. Additionally, the Company contract manufactures products for other branded food companies.

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

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Many consumers are cost-conscious in their grocery purchasing decisions, yet still demand high quality in the food products they purchase. In response to such demand, many food retailers choose to afford to their customers value-priced products as alternatives to higher priced brand name products. Value-priced food products offer considerable price savings to the consumer while providing comparable taste, texture and quality of higher priced products, which are generally sold under a manufacturer's brand name and are supported by advertising media. Many retailers provide products under their store names as the value-priced alternative. Retailers can purchase and sell store brand products at lower prices because such products are not generally supported by widespread media advertising, as are their branded counterparts. In calendar year 1996, unit market share for store brands in U.S. grocery stores was 20.2%, up from 19.4% in 1995.

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

CUSTOMERS

The Company's customers include national and regional supermarket retailers and wholesalers, such as:

Albertson's, Inc.
American Stores Company
Associated Wholesale
  Grocers, Inc.
Bi-Lo, Inc.
Bruno's, Inc.
C&S Wholesaler Grocers,
  Inc.
Dominick's Finer Foods, Inc.
Fleming Companies, Inc.
Fred Meyer, Inc.
Giant Eagle, Inc.
Giant Food, Inc.
Grand Union Company
Great Atlantic & Pacific Tea Co.
Hannaford Bros. Company
H.E. Butt Grocery Company
Kroger Co.
Marsh Supermarkets, Inc.
Nash Finch Company
Ralphs Grocery Company
Roundy's
Safeway, Inc.
Shaw's Supermarkets, Inc.
Spartan Stores, Inc.
Stater Bros. Markets
Stop & Shop Supermarket Co.
SUPERVALU
TOPCO Associates, Inc.
Vons Companies, Inc.
Wakefern Food Corporation
Wal-Mart Supercenters
Winn Dixie Stores, Inc.

FRUIT SNACKS


The Company estimates that the national store brand fruit snack market is approximately $325 million in annual retail revenues. Since 1985, the Company has marketed fruit snacks, first on a store brand basis and subsequently under the Grist Mill brand and other Company-owned brand names as value-priced alternatives to brand name products. Today the Company markets fruit snacks in several shapes including Dinosaurs, Sharks, Pocahontas, Aladdin, and Lion's Kingdom.

READY-TO-EAT CEREALS

The Company markets a line of ready-to-eat cereals consisting of various flaked, extruded, and granola cereals. The Company developed its business in the granola cereal market over 20 years ago by manufacturing and marketing granola cereals. In 1995, the Company added low fat granola varieties.

In 1994 the Company completed installation of a new cereal production system and introduced a total of six new cereal items. The cereal business expanded further in 1995 with the installation of extrusion cereal processes which extended the Company's line of pre-sweetened cereal products. The Company introduced a variety of new cereals in fiscal 1995, 1996 and 1997 as it became a full line supplier of ready-to-eat cereals for its store brand customers.

Grist Mill's ready-to-eat cereal offerings now include 21 products which are similar to major branded ready-to-eat cereal products. The Company also markets a line of 5 unique premium cereals for sale to its store brand customers.

The overall U.S. ready-to-eat cereal category totals approximately $7.5 billion in annual grocery retail sales. Store brands currently comprise approximately 7% or $525 million of these sales. Grist Mill markets its cereal products primarily under store brands.

WHOLESOME SNACK BARS AND PIE CRUSTS

The Company markets wholesome snack bars, including several varieties of granola bars, low fat and non-fat fruit-filled cereal bars and crisp rice marshmallow bars.

The Company markets regular and low fat chewy granola bars in a variety of flavors, primarily under store brand names. The low fat bar line was introduced in fiscal 1996. Grist Mill is currently the dominant private label supplier of granola bars to the store brand market.

Late in 1994 the Company made its initial shipments of "Fruit & Grain" bars, a line of fruit-filled cereal bars marketed exclusively under store brand names. In 1996 a no-fat version of this bar was introduced. Also in fiscal 1996, the Company introduced a crisp rice marshmallow bar product. Grist Mill is the dominant private label supplier of these products to retailers.

Grist Mill entered the preformed graham cracker pie crust market as a store brand supplier in

1982 and is currently the store brand market leader for this product.

CONTRACT MANUFACTURING

The Company's reputation for being an efficient manufacturer of high quality food products has led to opportunities for Grist Mill to contract manufacture food products for other companies. During 1994, the Company established a contract manufacturing relationship with a major branded packaged foods company. Sales to this customer were 18% and 29% of consolidated sales for fiscal 1997 and 1996, respectively. During fiscal 1997, this customer experienced a decline in consumer demand for its products. This resulted in a decline of contract manufacturing of approximately 30% in 1997 compared to 1996. Management believes that contract manufacturing sales will continue to decline in fiscal 1998.

NEW PRODUCT DEVELOPMENT

The Company's development efforts center on finding niche product opportunities that have proven consumer market appeal and are price sensitive. The Company also works with its store brand customers responding to their new product development needs. As these opportunities have arisen, the Company has acted quickly to develop a comparable product, which it then markets against the higher priced competition. This strategy allows the Company to avoid many of the front-end risks of research and development and the expenses associated with advertising and introducing products with unknown demand.

SALES, MARKETING AND DISTRIBUTION

The Company markets its products to virtually all of the major U.S. grocery retailers and wholesalers. The Company believes that its ability to sell additional grocery products is enhanced by its reputation for quality, value-priced products and its commitment to store brand and value-priced product manufacturing and marketing.

The Company has developed for its customers more than 750 labels. Such labels are trademarks of customers and have gained significant recognition among consumers. The Company believes that its ability to develop unique and recognizable packaging of its products is a valuable service to its store brand customers.

The Company promotes its products primarily through in-store promotions with its customers, rather than through national advertising, and assists its customers in positioning the Company's store brand products to compete effectively with brand name alternatives.

The Company sells its products through food brokers with which it has developed strong relationships. The Company has a national sales force consisting of six regional sales managers. This sales force handles the relationships with brokers who sell the Company's products to retailers and wholesalers.

RAW MATERIALS

The Company purchases grains, fruit and fruit concentrates, sweeteners, chocolate, nutmeats and packaging materials from a variety of sources. Typically, the Company enters into three to twelve month fixed price contracts for these items. The Company's profitability can be impacted by changes in market prices for ingredients and packaging.

MANUFACTURING OPERATIONS AND FACILITIES

All Grist Mill products are manufactured in Company-owned and operated facilities located in Lakeville, Minnesota and Danville, Illinois. A diverse number of processing operations are conducted at the Lakeville facility, including: a line for baking cereal and grain-based products; lines for the cooking, flaking, extruding, and baking of ready-to-eat cereals; three lines for the manufacturing of bar-type products including granola, fruit-filled and crisp rice marshmallow bars (two of these lines have the capability of chocolate enrobing, and one has caramel manufacturing capabilities); a line for producing pie crusts; and a number of packaging machinery lines with the capability for form, fill and seal operations, and cartoning and casing. In 1997, the Company expanded its corporate office facilities in Lakeville and began expanding its cereal manufacturing capacity. The Company owns twelve acres of land contiguous to the Lakeville facility which could be used for further expansion.

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

COMPETITION

Producers of major brand name products (mostly companies much larger than Grist
Mill) compete for shelf space with producers of value-priced products manufactured by the Company. The Company operates in a highly competitive and rapidly changing environment within which there are many manufacturers of food, snack, and confectionery products. General Mills, Inc., Farley Foods USA and Ferrerra Pan Candy Company are the Company's primary competitors in the fruit snack area. In the ready-to-eat cereal market, Kellogg Company and General Mills, Inc. are the overall market share leaders and Ralcorp Holdings, Inc. and Malt-O-Meal Company are the largest competitors in store brand ready-to-eat cereal products. In the wholesome bar category, Kellogg's, General Mills, Nabisco and Quaker Oats each have a significant market presence. The Company's primary competitor in the pie crust market is Keebler Co. Other value-priced producers competing in the Company's product lines include McKee Baking, Sovex Natural Foods, Inc., Angela Marie's, Inc. and Brach & Brock Confections, Inc.

Contract manufacturing and grain-based ingredient sales are specialized services which the Company provides on an order-by-order basis. The Company is aware of other companies which have the production capabilities necessary to compete with the Company in these areas.

EMPLOYEES

As of May 31, 1997 the Company employed 652 permanent full-time employees, of which 116 were management, sales and administration and 536 were production. Depending on production needs, the Company also uses temporary employees. During the year ended May 31, 1997, the number of temporaries fluctuated between 100 and 200. With the exception of its collective bargaining agreement covering approximately 40 production employees through the Bakery Workers Union Local No. 455, Danville, Illinois, the Company does not have collective bargaining agreements with its personnel. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

The Company's headquarters, Lakeville production and warehousing facility, and administrative offices are located in an industrial park 20 miles south of Minneapolis in Lakeville, Minn. The production and distribution facility in Lakeville is 221,000 square feet. The administrative offices occupy 22,000 square feet. The Company also utilizes four third party regional distribution centers to store its inventory.

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

ITEM 3.  LEGAL PROCEEDINGS

There were no claims or pending litigation that, in the opinion of management, would have a significant effect on the Company's financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended May 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


                                        Principal Occupation and Business
Name                         Age        Experience for Past Five Years
-------------------          ---        ------------------------------

Ronald K. Zuckerman          55         Chairman of the Board since 1975; Chief
                                        Executive Officer from 1975 to 1993;
                                        Chief Financial Officer 1975 to 1992.

Glen S. Bolander             51         President and Chief Executive Officer
                                        since 1993; President and Chief
                                        Operating Officer from 1988 to 1993;
                                        President 1987 to 1988; Executive Vice
                                        President 1985 to 1987.

Michael J. Cannon            40         Vice President-Sales since 1994; Vice
                                        President-Core Products Group from 1993
                                        to 1994; Vice President-Grocery 1988 to
                                        1993.

Daniel J. Kinsella           39         Vice President, Chief Financial Officer
                                        and Treasurer since 1992; Director of
                                        Finance and Treasurer 1990 to 1992.

Michael A. Parent            40         Vice President Operations since 1996;
                                        Director of Operations Services 1994 to
                                        1996; Manufacturing Controller 1991 to
                                        1994.

Thomas L. Traub              39         Vice President Human Resources since
                                        1997; Human Resources Director 1996 to
                                        1997; Human Resources Manager 1995 to
                                        1996; Human Resources Manager, General
                                        Mills Inc. 1990 to 1995.


All officers hold office for one year or until their successors are designated.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The information required in Item 5 is contained on page 24 of the Company's annual report to shareholders for the year ended May 31, 1997 and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required in Item 6 is contained on page 12 of the Company's annual report to shareholders for the year ended May 31, 1997 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in Item 7 is contained on pages 13 and 14 of the Company's annual report to shareholders for the year ended May 31, 1997 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in Item 8 is contained on pages 15 through 24 of the Company's annual report to shareholders for the year ended May 31, 1997 and is incorporated herein by reference.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:
                                                                            Page
         1.       Financial statements:
                  Reference is made to the table of contents to financial
                  statements and schedules hereinafter contained             15

         2.       Financial schedules:
                  Reference is made to the table of contents to financial statements and schedules hereinafter contained for all
                  other financial statement schedules                        15

         3.       Exhibits:


Item No.                        Item                                           Method of Filing
--------    -------------------------------------------          ---------------------------------------------
3(a)        Certificates of Incorporation of Grist Mill          Incorporated by reference to Exhibit
            Co., as amended.                                     3(a) to Grist Mill Co.'s annual report
                                                                 on Form 10-K for the year ended May 31, 1989.

3(b)        Certificates of Incorporation of Grist Mill          Incorporated by reference to Exhibit
            Co., as amended October 4, 1996.                     3 to Grist Mill Co.'s quarterly report
                                                                 on Form 10-Q for the quarter ended
                                                                 November 30, 1996.

3(c)        By-laws of Grist Mill Co., as amended.               Filed herewith.

4(a)        $4,000,000 Revolving Credit Agreement                Incorporated by reference to Exhibit
            dated October 31, 1996.                              4 to Grist Mill Co's. quarterly report
                                                                 on Form 10-Q for the quarter ended
                                                                 November 30, 1996.

4(b)        Rights Agreement dated May 22, 1996                  Incorporated by reference to Exhibit
            between the Company and Norwest                      4 to Grist Mill Co.'s report on Form
            Bank Minnesota N.A. as Rights Agent                  8-A dated June 6, 1996.

4(c)        $5,900,000 Real Estate Mortgage and                  Filed herewith.
            Promissory Note dated May 29, 1997.

10(a)       Grist Mill Co. 1986 Non-Qualified Stock              Incorporated by reference to
            Option Plan as amended December 21,                  Exhibit 1-(b) to Grist Mill Co.'s
            1988 to increase the number of options               Form 10-K for the year ended
            that may be granted under the plan to                May 31, 1989.
            800,000.

10(b)       Amendment No. 4 to Grist Mill Co. 1986               Incorporated by reference to
            Non-Qualified Stock Option Plan dated                Grist Mill Co.'s Registration
            August 26, 1991, to increase the number              Statement on Form S-8 dated
            of options which may be granted under                August 29, 1996
            the plan to 900,000

10(c)       Amendment No. 5 to Grist Mill Co. 1986               Incorporated by reference to
            Non-Qualified Stock Option Plan dated                Grist Mill Co.'s Registration
            October 12, 1993 to increase the number              Statement on Form S-8 dated
            of options that may be granted under                 August 29, 1996.
            the plan to 1,700,000


Item No.                        Item                                           Method of Filing
--------    -------------------------------------------          ---------------------------------------------

10(d)       Amendment No. 6 to Grist Mill Co. 1986               Incorporated by reference to
            Non-Qualified Stock Option Plan dated                Grist Mill Co.'s Registration
            September 26, 1995 to increase the                   Statement on Form S-8 dated
            number of options that may be granted                August 29, 1996.
            under the plan to 2,500,000

10(e)       Employment Agreement with Glen S.                    Incorporated by reference to
            Bolander.                                            Exhibit 10(d) to Grist Mill Co.'s annual report
                                                                 on Form 10-K for the year ended May 31, 1994.

10(f)       Amendment No. 1 to Employment                        Incorporated by reference to
            Agreement with Glen S. Bolander.                     Exhibit 10(e) to Grist Mill Co.'s annual report on
                                                                 Form 10-K for the year ended May 31, 1994.

10(g)       Split Dollar Insurance Agreement:                    Incorporated by reference to
            Glen S. Bolander Beneficiary.                        Exhibit 10(f) to Grist Mill Co.'s annual report
                                                                 on Form 10-K for the year ended May 31, 1994.

10(h)       Employment Agreement with                            Incorporated by reference to
            Ronald K. Zuckerman.                                 Exhibit 10(g) to Grist Mill Co.'s
                                                                 annual report on Form 10-K for
                                                                 the year ended May 31, 1994.

10(i)       Amendment No. 1 to Employment                        Filed herewith.
            Agreement with Ronald K. Zuckerman.


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

21          Subsidiaries of the Registrant.                      Filed herewith.

23          Consent of Independent Auditors.                     Filed herewith.

27          Financial Data Schedule.                             Filed herewith.


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter ended May 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 25, 1997                GRIST MILL CO.


                                       /s/ GLEN S. BOLANDER
                                       ---------------------------------
                                       Glen S. Bolander
                                       President, Chief Executive
                                       Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                       Title                                   Dated
---------                       -----                                   -----
/s/ Ronald K. Zuckerman         Chairman of the Board                   August 25, 1997
---------------------------     and a Director
Ronald K. Zuckerman


/s/ Glen S. Bolander            President, Chief Executive              August 25, 1997
---------------------------     Officer and a Director (Principal
Glen S. Bolander                Executive Officer)


/s/ Daniel J. Kinsella          Vice President, Chief Financial         August 25, 1997
---------------------------     Officer, Secretary and Treasurer
Daniel J. Kinsella              (Principal Financial and Accounting
                                Officer)


/s/ Charles H. Perlman          Director                                August 25, 1997
---------------------------
Charles H. Perlman


/s/ Roger L. Weston             Director                                August 25, 1997
---------------------------
Roger L. Weston


GRIST MILL CO.


FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEARS ENDED MAY 31, 1997, 1996 AND 1995.


                               TABLE OF CONTENTS
                                                                           Page

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . .  (A)

Consolidated Statements of Earnings . . . . . . . . . . . . . . . . . . . .  (A)

Consolidated Statements of Financial Position . . . . . . . . . . . . . . .  (A)

Consolidated Statements of Changes in Shareholders' Equity. . . . . . . . .  (A)

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  (A)

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  . .  (A)

Schedule II - Valuation and Qualifying Accounts and Reserves. . . . . . . .  16

Exhibit 11 - Computations of Earnings Per Share . . . . . . . . . . . . . .  17

Exhibit 21 - Grist Mill Co. List of Subsidiaries. . . . . . . . . . . . . .  18

(A) Item is contained in the Company's annual report to shareholders for the year ended May 31, 1997 and is incorporated herein by reference.

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 GRIST MILL CO.

                                      BALANCE AT
                                       BEGINNING     CHARGED TO     CHARGED TO                         BALANCE AT
         DESCRIPTION                   OF PERIOD      EXPENSES        OTHER         DEDUCTIONS        END OF PERIOD
         -----------                   ---------      --------        -----         ----------        -------------
Accumulated amortization of
  deferred charges, principally
  package design:

  Year ended May 31, 1997             $1,479,000      $939,000                     $(927,000) (1)      $1,491,000

  Year ended May 31, 1996              1,453,000       605,000                      (579,000) (1)       1,479,000

  Year ended May 31, 1995                988,000       479,000                      ( 14,000) (2)       1,453,000


(1)  Write-off of fully amortized package design.

(2)  Write-off of fully amortized trademark.