Form 10-Q
period 1997-08-31
GRIST MILL CO
filed 1997-10-09
CIK 44041

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

                      For the quarter ended August 31, 1997

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

                                Yes _X_   No ___


         As of August 31, 1997, the Company had 6,733,650 shares of common stock outstanding.

                                 GRIST MILL CO.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1997

                                      INDEX

I.   FINANCIAL INFORMATION:

     Item 1.       Financial Statements (Unaudited)                         Page

                   Consolidated Statements of Financial Position............  3

                   Consolidated Statements of Earnings......................  4

                   Consolidated Statements of Cash Flows....................  5

                   Notes to Consolidated Financial Statements...............  6

     Item 2.       Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations................................  7

II.  OTHER INFORMATION:

     Item 6.       Exhibits and Reports on  Form 8-K........................  8

                   Signatures...............................................  9

                   Index of Exhibits........................................ 10

                   Exhibits................................................. 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                            August 31,   May 31,
Assets                                         1997        1997
                                             --------    --------
                                           (Unaudited)
Current assets:
      Cash and cash equivalents ..........   $  4,166    $  2,631
      Accounts receivable, less allowances     10,124       9,772
      Inventories ........................     11,630      11,646
      Prepaids and other .................        647         520
                                             --------    --------
      Total current assets ...............     26,567      24,569
                                             --------    --------
Property and equipment:
      Land and building ..................     13,265      13,265
      Machinery and equipment ............     50,759      48,879
                                             --------    --------
                                               64,024      62,144
      Less accumulated depreciation ......    (32,911)    (31,612)
                                             --------    --------
                                               31,113      30,532
                                             --------    --------
      Deferred charges, less accumulated
      amortization .......................        745         853
                                             --------    --------
                                             $ 58,425    $ 55,954
                                             ========    ========

Liabilities and Shareholders' Equity

Current liabilities:
      Drafts payable .....................   $  1,780    $  1,785
      Accounts payable ...................      4,165       4,379
      Accrued compensation and commissions      1,379       1,551
      Accrued marketing expenses .........      2,191       1,894
      Other accrued expenses .............      2,382       1,564
      Current maturities of long-term debt        187         200
                                             --------    --------
      Total current liabilities ..........     12,084      11,373
                                             --------    --------

Long-term debt ...........................      5,666       5,700

Deferred income taxes ....................      1,391       1,391

Shareholders' equity:
      Common stock .......................        673         665
      Additional paid-in capital .........      9,262       8,767
      Retained earnings ..................     29,349      28,058
                                             --------    --------
      Total shareholders' equity .........     39,284      37,490
                                             --------    --------
                                             $ 58,425    $ 55,954
                                             ========    ========

See notes to financial statements

                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)


                                                   Three Months Ended
                                                        August 31,
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
Net sales ......................................   $ 28,820    $ 27,392

Cost of products sold ..........................     21,039      21,346
                                                   --------    --------

         Gross profit ..........................      7,781       6,046

Selling and delivery expenses ..................      4,538       3,982

General, administrative and product
development expenses ...........................      1,129       1,061
                                                   --------    --------

         Operating profit ......................      2,114       1,003

Interest expense ...............................       (129)        (71)
Interest income ................................         77
                                                   --------    --------
         Earnings before income taxes ..........      2,062         932
Income tax expense .............................        771         345
                                                   --------    --------
         Net earnings ..........................   $  1,291    $    587
                                                   ========    ========

Earnings per common and common equivalent share:
         Primary and fully diluted .............   $    .19    $    .09
                                                   ========    ========

See notes to financial statements

                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                            Three Months Ended
                                                                August 31
                                                            ------------------
                                                             1997       1996
                                                            -------    -------

Cash flows from operating activities:
         Net earnings                                       $ 1,291    $   587
         Non-cash items included in earnings:
              Deprecation                                     1,299      1,286
              Amortization                                      124        139
              Deferred taxes                                               (50)
         Changes in operating assets and liabilities:
              Accounts receivable                              (352)      (296)
              Inventories                                        16        (26)
              Other assets                                     (128)      (138)
              Drafts payable                                     (5)       199
              Accounts payable and other accrued expenses       664        896
                                                            -------    -------
         Net cash from operating activities                   2,909      2,597
                                                            -------    -------

Cash flows for investing activities:
         Payments for property and equipment                 (1,831)      (938)
                                                            -------    -------

         Net cash used for investing activities              (1,831)      (938)
                                                            -------    -------

Cash flows from (for) financing activities:
         Proceeds from exercise of stock options                504        120
         Payments for long-term debt obligations                (47)       (24)
                                                            -------    -------
         Net cash from financing activities                     457         96
                                                            -------    -------

Increase in cash and cash equivalents                         1,535      1,755
Cash and cash equivalents at beginning of period              2,631      1,654
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 4,166    $ 3,409
                                                            =======    =======


See notes to financial statements

                          GRIST MILL CO. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.     Condensed Consolidated Financial Statements

       The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1998 were $28.8 million, an increase of 5.2% over the first quarter of last year. Earnings for the quarter were $1,291,000, or $.19 per share compared with $587,000, or $.09 per share for the same quarter of last year.

The increased sales for the year were the result of a 6% increase in the Company's grocery products sales. The Company's snack bar sales have increased 15% over the prior year, as a result of more customers stocking the Company's new store brand low fat chewy granola bars and crisp rice marshmallow bars. Ready-to-eat cereal sales increased at a more modest rate than in the previous quarters, growing 5% over the first quarter of last year. The impact of increased competition in the store brand ready-to-eat cereal market and lower pricing from large branded competitors has slowed the Company's ready-to-eat cereal sales growth.

The Company's contract sales of $5.6 million were approximately equal to the same quarter a year ago. During its second quarter, the Company expects contract manufacturing sales to decline significantly. The Company's volume is dependent on sales from one major contract manufacturing customer and future sales will be dependent upon consumer demand for this customer's product line.

Gross profit margin for the quarter was 27%, up from 22.1% for the first quarter of last year. The dramatic increase reflects improved manufacturing efficiencies primarily in the Company's new snack bar and ready-to-eat cereal products.

Selling and delivery costs were $4.5 million, or 15.7% of net sales for the first quarter compared to $4.0 million, or 14.5% of sales last year. Core grocery products comprised a higher percentage of total sales during the current year. These products have higher selling and delivery costs, such as broker commissions, transportation and promotion.

General, administrative and product development costs were $1.1 million, or 3.9% of net sales in fiscal 1998, the same as in the first quarter of 1997.

The effective tax rate for the quarter was 37.4% compared to 37% for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $13.2 million at May 31, 1997, to $14.5 million at the end of the current quarter as a result of increased cash. Cash increased $1.5 million as a result of strong earnings while inventories levels were unchanged and receivables increased slightly as a result of higher sales. The Company's current ratio of 2.2 did not change during the quarter.

Net cash provided by operating activities during the quarter was $2.9 million, versus $2.6 million in the first quarter of last year. The slight improvement over last year was the result of increased earnings.

Net cash used in investing activities was $1.8 million for the first quarter compared to $938,000 last year. Expenditures for equipment during the current quarter exceeded the previous year, as the Company purchased new equipment for ready-to-eat cereal production.

Net cash provided by financing activities increased to $457,000 compared to $96,000 for the first quarter of last year. The increase was attributable to cash received from the exercise of stock options.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits:

       Exhibit 11 -      Computation of Earnings Per Share

       Exhibit 27 -      Financial Data Schedule


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended August 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GRIST MILL CO.
                                         Registrant


Date:  October 9, 1997                   By: /s/Daniel J. Kinsella
                                             ----------------------------
                                             Daniel J. Kinsella
                                             Vice President and
                                             Chief Financial Officer

                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED AUGUST 31, 1997


Exhibit 11            Computation of Earnings Per Share


Exhibit 27            Financial Data Schedule