Form 10-Q
period 1997-11-30
GRIST MILL CO
filed 1998-01-12
CIK 44041

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

                     For the quarter ended November 30, 1997

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

                                      Yes __X__  No ____

             As of November 30, 1997, the Company had 6,869,772 shares of common stock outstanding.

                                 GRIST MILL CO.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1997

                                      INDEX


I.   FINANCIAL INFORMATION:

     Item 1.      Financial Statements ( Unaudited)                         Page

                  Consolidated Statements of Financial Position............    3

                  Consolidated Statements of Earnings......................    4

                  Consolidated Statements of Cash Flows....................    5

                  Notes to Consolidated Financial Statements...............    6

     Item 2.      Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations................................    7

II.  OTHER INFORMATION:

     Item 6.      Exhibits and Reports on  Form 8-K........................    9

                  Signatures...............................................   10

                  Index of Exhibits........................................   11

                  Exhibits.................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                             November 30,   May 31,
Assets                                          1997         1997
                                              --------     --------
                                            (Unaudited)

Current assets:
      Cash and cash equivalents ..........    $  7,944     $  2,631
      Accounts receivable, less allowances       7,653        9,772
      Inventories ........................      10,695       11,646
      Prepaids and other .................         573          520
                                              --------     --------
                                                26,865       24,569
                                              --------     --------
Property and equipment:
      Land and building ..................      13,265       13,265
      Machinery and equipment ............      52,066       48,879
                                              --------     --------
                                                65,331       62,144
      Less accumulated depreciation ......     (34,082)     (31,612)
                                              --------     --------
                                                31,249       30,532
                                              --------     --------
      Deferred charges, less accumulated
      amortization .......................         715          853
                                              --------     --------
                                              $ 58,829     $ 55,954
                                              ========     ========

Liabilities and Shareholders' Equity

Current Liabilities:
      Drafts payable .....................    $  1,523     $  1,785
      Accounts payable ...................       2,925        4,379
      Accrued compensation and commissions       1,406        1,551
      Accrued marketing expenses .........       2,245        1,894
      Other accrued expenses .............       1,839        1,564
      Current maturities of long-term debt         207          200
                                              --------     --------
                                                10,145       11,373
                                              --------     --------

Long-term debt ...........................       5,571        5,700

Deferred income taxes ....................       1,409        1,391

Shareholders' equity:
      Common stock .......................         687          665
      Additional paid-in capital .........      10,216        8,767
      Retained earnings ..................      30,801       28,058
                                              --------     --------
                                                41,704       37,490
                                              --------     --------
                                              $ 58,829     $ 55,954
                                              ========     ========

See notes to financial statements

                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)

                                                       Three Months Ended        Six Months Ended
                                                         November 30,              November 30,
                                                    ---------------------     ---------------------
                                                      1997         1996         1997         1996
                                                    --------     --------     --------     --------
Net sales ......................................    $ 25,896     $ 27,634     $ 54,716     $ 55,026

Cost of products sold ..........................      18,438       21,570       39,478       42,916
                                                    --------     --------     --------     --------
         Gross profit ..........................       7,458        6,064       15,238       12,110

Selling and delivery expenses ..................       4,010        4,161        8,549        8,143

General, administrative and product
development expenses ...........................       1,121        1,097        2,249        2,158
                                                    --------     --------     --------     --------

         Operating profit ......................       2,327          806        4,440        1,809

Interest expense ...............................         120           57          232          128
Interest income ................................         (50)         (22)        (111)         (22)
                                                    --------     --------     --------     --------
         Earnings before income taxes ..........       2,257          771        4,319        1,703
Income tax expense .............................         843          286        1,614          631
                                                    --------     --------     --------     --------
         Net earnings ..........................    $  1,414     $    485     $  2,705     $  1,072
                                                    ========     ========     ========     ========

Earnings per common and common equivalent share:
         Primary and fully diluted .............    $    .20     $    .07     $    .39     $    .16
                                                    ========     ========     ========     ========

See notes to financial statements

                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                             Six Months Ended
                                                                November 30,
                                                              1997       1996
                                                            -------     -------

Cash flows from (for) operating activities:
         Net earnings                                       $ 2,705     $ 1,072
         Non-cash items included in earnings:
              Depreciation                                    2,470       2,470
              Amortization                                      299         275
              Deferred taxes                                     18          50
         Changes in operating assets and liabilities:
              Accounts receivable                             2,119       1,097
              Inventories                                       951      (1,022)
              Other assets                                      (53)       (278)
              Drafts payable                                   (263)     (1,220)
              Accounts payable and other accrued expenses    (1,042)       (203)
                                                            -------     -------
         Net cash from operating activities                   7,204       2,241
                                                            -------     -------

Cash flows from (for) investing activities:
         Payments for property and equipment                 (3,112)     (3,745)
                                                            -------     -------

         Net cash for investing activities                   (3,112)     (3,745)

Cash flows from (for) financing activities:
         Proceeds from short-term borrowings                                500
         Proceeds from exercise of stock options              1,342         120
         Payments for long-term debt obligations               (121)       (749)
                                                            -------     -------
         Net cash for financing activities                    1,221        (129)
                                                            -------     -------

Increase (Decrease) in cash and cash equivalents              5,313      (1,633)
Cash and cash equivalents at beginning of period              2,631       1,654
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 7,944     $    21
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1998 were $25.9 million versus $27.6 million in the prior year. Earnings for the quarter were $1.4 million or $.20 per share compared with $485,000, or $.07 per share for the second quarter of last year. Net sales for the first six months of the year were $54.7 million, compared to $55.0 million a year ago. Earnings were $2.7 million for the first six months, or $.39 per share versus $1.1 million, or $.16 per share for the prior year.

Year to date, the decline in sales from the previous year was the result of a $3.8 million decline in contract sales, nearly offset by higher core grocery business sales. The Company's core grocery business grew 8% or $3.5 million over the first six months of fiscal 1998 compared to the prior year.

As expected, contract manufacturing business declined significantly during the quarter. Contract sales during the quarter were $4.0 million below year ago levels. The decline represents lower sales demand from the Company's largest contract customer. The Company expects the contract manufacturing business to decline further below year ago levels during the remainder of fiscal 1998.

The growth of the Company's core grocery business was lead by wholesome snack bar sales which increased 19% for the first six months of fiscal 1998 compared to prior year. Crisp rice marshmallow bar sales increased 57% as a result of increased account acceptance. The Company recently announced the introduction of a chocolate chip crisp rice marshmallow bar, which should begin shipping in late fiscal 1998. Ready-to-eat cereal grew 6%. Fruit snacks sales declined 6% from the prior year as a result of lower sales of the Company's branded fruit snack items.

For the six months ended November 30,1997, the Company's gross profit margin increased to 27.8% from 22% last year. The significant improvement from last year was the result of both a shift in product mix, and improved manufacturing productivity. During fiscal 1998, sales have shifted from contract sales to higher margin core grocery business products. Improved manufacturing efficiencies primarily in the Company's snack bar products added to the increase in margin from last year.

Selling and delivery costs were $8.5 million, or 15.6% of net sales for the first six months of the year, compared to $8.1 million, or 14.8% for the first half of last year. Core grocery products comprised a higher percentage of total sales during the current year. These products have higher selling and delivery costs associated with them, such as broker commissions, transportation and promotion.

General, administrative and product development costs were $2.2 million, or 4.1% of net sales in fiscal 1998, compared to $2.2 million, or 3.9% of net sales in the first six months of fiscal 1997. Expenses have remained unchanged from prior year.

The effective tax rate for the first six months of the year was 37.4% compared to 37.1% for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $13.2 million at May 31, 1997, to $16.9 million at November 30,1997. Cash increased $5.3 million as a result of increased earnings combined with lower inventories and receivables. The Company's current ratio increased to 2.7 from 2.2.

Primarily due to the items mentioned above, net cash from operations was $7.2 million for the first six months of the year, compared to $2.2 million for the same period a year ago.

Net cash used in investing activities was $3.1 million in the current year, compared to $3.7 million for the same period of last year. Expenditures for capital equipment during the current year was $600,000 lower than for the same period last year reflecting decreased purchases of equipment for ready-to-eat cereal production.

Net cash provided by financing activities increased to $1.2 million compared to $129,000 for the first half of last year. The increase was attributable to cash received from the exercise of stock options.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     Exhibit 4 -  $4,000,000 Revolving credit agreement dated November 28, 1997.

     Exhibit 11 - Computation of Earnings Per Share

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GRIST MILL CO.
                                                Registrant


Date:  January 12, 1998                    By:  /Daniel J. Kinsella
                                                ----------------------------
                                                Daniel J. Kinsella
                                                Vice President and
                                                Chief Financial Officer

                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED NOVEMBER 30, 1997


Exhibit 4        $4,000,000 Revolving credit agreement dated November 28,1997.

Exhibit 11       Computation of Earnings Per Share

Exhibit 27       Financial Data Schedule