Form 10-Q
period 1998-02-28
GRIST MILL CO
filed 1998-04-13
CIK 44041

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

                     For the quarter ended February 28, 1998

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

                         Yes _X_   No ___


         As of February 28, 1998, the Company had 6,856,492 shares of common stock outstanding.

                                 GRIST MILL CO.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 1998

                                      INDEX

I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements (Unaudited)                           Page

              Consolidated Statements of Financial Position..........     3

              Consolidated Statements of Earnings....................     4

              Consolidated Statements of Cash Flows..................     5

              Notes to Consolidated Financial Statements.............     6

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations..............................     7

II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on  Form 8-K......................     9

              Signatures.............................................    10

              Index of Exhibits......................................    11

              Exhibits...............................................    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GRIST MILL CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                           February 28,   May 31,
Assets                                         1998        1997
                                             --------    --------
                                           (Unaudited)  (Unaudited)
Current assets:
      Cash and cash equivalents ..........   $  8,365    $  2,631
      Accounts receivable, less allowances     10,331       9,772
      Inventories ........................      9,725      11,646
      Prepaids and other .................        525         520
                                             --------    --------
                                               28,946      24,569
                                             --------    --------
Property and equipment:
      Land and building ..................     13,265      13,265
      Machinery and equipment ............     53,082      48,879
                                             --------    --------
                                               66,347      62,144
      Less accumulated depreciation ......    (35,355)    (31,612)
                                             --------    --------
                                               30,992      30,532
                                             --------    --------
      Deferred charges, less accumulated
      amortization .......................        663         853
                                             --------    --------
                                             $ 60,601    $ 55,954
                                             ========    ========

Liabilities and Shareholders' Equity

Current Liabilities:
      Drafts payable .....................   $  1,300    $  1,785
      Accounts payable ...................      3,578       4,379
      Accrued compensation and commissions      1,905       1,551
      Accrued marketing expenses .........      2,086       1,894
      Other accrued expenses .............      1,712       1,564
      Current maturities of long-term debt        191         200
                                             --------    --------
                                               10,772      11,373
                                             --------    --------

Long-term debt ...........................      5,560       5,700

Deferred income taxes ....................      1,418       1,391

Shareholders' equity:
      Common stock .......................        686         665
      Additional paid-in capital .........     10,093       8,767
      Retained earnings ..................     32,072      28,058
                                             --------    --------
                                               42,851      37,490
                                             --------    --------
                                             $ 60,601    $ 55,954
                                             ========    ========

See notes to financial statements

                          GRIST MILL CO. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF EARNINGS
               (Unaudited, in thousands, except per share amounts)


                                        Three Months Ended        Nine Months Ended
                                            February 28,            February 28,
                                        --------------------    --------------------
                                          1998        1997        1998        1997
                                        --------    --------    --------    --------
Net sales ...........................   $ 25,195    $ 25,418    $ 79,911    $ 80,444

Cost of products sold ...............     17,681      18,644      57,159      61,560
                                        --------    --------    --------    --------
         Gross profit ...............      7,514       6,774      22,752      18,884

Selling and delivery expenses .......      4,172       4,754      12,721      12,897

General, administrative and product
development expenses ................      1,201       1,084       3,450       3,242
                                        --------    --------    --------    --------

         Operating profit ...........      2,141         936       6,581       2,745

Interest expense ....................        153          70         385         198
Interest income .....................       (101)         (6)       (211)        (28)
                                        --------    --------    --------    --------
         Earnings before income taxes      2,089         872       6,407       2,575
Income tax expense ..................        779         323       2,393         954
                                        --------    --------    --------    --------
         Net earnings ...............   $  1,310    $    549    $  4,014    $  1,621
                                        ========    ========    ========    ========

Earnings per share:
         Basic ......................   $    .19    $    .08    $    .59    $    .24
         Diluted ....................   $    .19    $    .08    $    .58    $    .24

                          GRIST MILL CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                              Nine Months Ended
                                                                February 28,
                                                            ------------------
                                                              1998       1997
                                                            -------    -------
Cash flows from (for) operating activities:
         Net earnings                                       $ 4,014    $ 1,621
         Non-cash items included in earnings:
              Depreciation                                    3,743      3,698
              Amortization                                      359        428
              Deferred taxes                                     27        (26)
         Changes in operating assets and liabilities:
              Accounts receivable                              (559)     1,455
              Inventories                                     1,921     (1,160)
              Other assets                                     (142)        25
              Drafts payable                                   (485)      (780)
              Accounts payable and other accrued expenses      (107)        76
                                                            -------    -------
         Net cash from operating activities                   8,771      5,337
                                                            -------    -------

Cash flows used in investing activities:
         Payments for property and equipment                 (4,105)    (5,594)
                                                            -------    -------
         Net cash for investing activities                   (4,105)    (5,594)
                                                            -------    -------

Cash flows from (for) financing activities:
         Proceeds from:
              Short-term borrowings                                        750
              Exercise of stock options, net                  1,456        120
         Payments for:
              Long-term debt obligations                       (149)      (775)
              Purchase and retirement of common stock          (239)      (245)
                                                            -------    -------
         Net cash from (for) financing activities             1,068       (150)
                                                            -------    -------

Increase (Decrease) in cash and cash equivalents              5,734       (407)
Cash and cash equivalents at beginning of period              2,631      1,654
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 8,365    $ 1,247
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales for the third quarter of fiscal 1998 were $25.2 million versus $25.4 million in the prior year. Earnings for the quarter were $1.3 million or $.19 per share compared with $549,000, or $.08 per share for the third quarter of last year. Net sales for the first nine months of the year were $79.9 million, compared to $80.4 million a year ago. Earnings were $4.0 million for the first nine months, or $.58 diluted earnings per share versus $1.6 million, or $.24 per share for the prior year.

Year to date, the decline in sales from the previous year was the result of a $5.9 million decline in contract sales, nearly offset by higher core grocery business sales. The Company's core grocery business grew 8% or $5.4 million over the first nine months of fiscal 1998 compared to the prior year.

As expected, contract manufacturing business declined significantly during the quarter. Contract sales during the quarter were $2.0 million below year ago levels. The decline represents lower sales demand from the Company's largest contract customer. The Company expects the contract manufacturing business to decline further below year ago levels during the remainder of fiscal 1998.

The growth of the Company's core grocery business was lead by wholesome snack bar sales which increased 22% for the first nine months of fiscal 1998 compared to prior year. Crisp rice marshmallow bar sales increased 38% as a result of increased account acceptance. The Company recently announced the introduction of a chocolate chip crisp rice marshmallow bar, which should begin shipping in late fiscal 1998. Ready-to-eat cereal and fruit snack sales both declined 2% from the prior year.

For the nine months ended February 28,1998, the Company's gross profit margin increased to 28.5% from 23.5% last year. The significant improvement from last year was the result of both a shift in product mix, and improved manufacturing productivity. During fiscal 1998, sales have shifted from contract sales to higher margin core grocery business products. Improved manufacturing efficiencies primarily in the Company's snack bar products added to the increase in margin from last year.

Selling and delivery costs were $12.7 million, or 15.9% of net sales for the first nine months of the year, compared to $12.9 million, or 16.0% for the prior year. Promotional expenses were lower in the first nine months of fiscal 1998 compared to the prior year.

General, administrative and product development costs were $3.4 million, or 4.3% of net sales in fiscal 1998, compared to $3.2 million, or 4.0% of net sales in the first nine months of fiscal 1997. Expenses have increased primarily due to expense for information systems.

The effective tax rate for the first nine months of the year was 37.3% compared to 37.0% for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased from $13.2 million at May 31, 1997, to $18.0 million at February 28, 1998. Cash increased $5.7 million as a result of increased earnings combined with lower inventories. The Company's current ratio increased to 2.7 from 2.2.

Primarily due to the items mentioned above, net cash from operations was $8.8 million for the first nine months of the year, compared to $5.3 million for the same period a year ago.

Net cash used in investing activities was $4.1 million in the current year, compared to $5.6 million for the same period of last year. Expenditures for capital equipment during the current year was $1.3 million lower than for the same period last year reflecting decreased purchases of equipment for ready-to-eat cereal production.

Net cash provided by financing activities increased to $1.1 million compared to net cash used for financing of $150,000 for the first nine months of last year. The increase was attributable to cash received from the exercise of stock options.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information required by Item 1 regarding legal proceedings of the Company is contained in Item 8 - "Litigation" of the Schedule 14D-9 filed by the Company with the Securities and Exchange Commission (the "SEC") on March 18, 1998 and
Item 8 - "Settlement of Litigation" of the Amendment No. 1 to Schedule 14D-9 of the Company filed with the SEC on April 2, 1998. Item 8 - "Litigation" of the
Schedule 14D-9 and Item 8 - "Settlement of Litigation" of the Amendment No. 1 to
Schedule 14D-9 are incorporated herein by reference and are attached as Exhibit 99 to this Report.

Exhibit 99 Item 8 - `Litigation" of Schedule 14D-9 of the Company filed with the SEC on March 18, 1998 and Item 8 "Settlement of Litigation" of Amendment No. 1 to Schedule 14D-9 of the Company filed with the SEC on April 2, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits:

       Exhibit 11 - Computation of Earnings Per Share


(b)    Reports on Form 8-K

On March 18, 1998 the Company filed a report of Form 8-K, reporting under Item 5, disclosing that the Company entered into an Agreement and Plan of Merger with IHF/GM Acquisition Corporation, IHF/GM Holding Corporation and International Home Foods, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GRIST MILL CO.
                                          Registrant


Date:  April 13, 1998                     By: /s/ Daniel J. Kinsella
                                              ----------------------------
                                              Daniel J. Kinsella
                                              Vice President and
                                              Chief Financial Officer

                                 GRIST MILL CO.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED FEBRUARY 28, 1998


Exhibit 11          Computation of Earnings Per Share

Exhibit 27.1-27.3   Financial Data Schedules

Exhibit 99          Item 8.   Schedule 14D-9 Litigation
                    Item 8.   Schedule 14D-9 Settlement of Litigation